Form 10QSB
period 1996-04-30
SEVEN FIELDS DEVELOPMENT CO
filed 1996-06-17
CIK 931405

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549



                               FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 1996.



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934



         For the transition period from ........... to ............

                     Commission File No. 33-85102



                   SEVEN FIELDS DEVELOPMENT COMPANY

            (Name of small business issuer in its charter)



           PENNSYLVANIA                           25-1561828

     (State of Incorporation)        (I.R.S. Employer
Identification No.)



           2200 Garden Drive, Suite 200, Mars, PA  16046-7846

          (Address of principal executive office with Zip Code)



                Issuer's telephone number (412) 776-5070



Check whether the issuer (1) has filed all reports required to be filed by

Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past

90 days.



  Yes  XX            No ___





                 APPLICABLE ONLY TO CORPORATE ISSUERS



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       As of May 28, 1996 there were 3,484,560 shares of the issuer's beneficial interests outstanding



Transitional Small Business Disclosure Format

  Yes ____           No  XX


                   SEVEN FIELDS DEVELOPMENT COMPANY





                               Form 10-QSB



            FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995





                    PART I  -  Financial Information







The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.



Item 1  -  Financial Statements







                     SEVEN FIELDS DEVELOPMENT COMPANY

                               BALANCE SHEETS

                AS OF APRIL 30, 1996 AND OCTOBER 31, 1995



                                  ASSETS


                                      1996                 1995


Cash                                  $      487,897        $
 2,309

Temporary investments                        356,590
1,205,919

  Total Cash & Temporary Investments   $     844,487        $
1,208,228



Certificate of deposit                $       40,397        $
23,885

Cash escrow - horses
184,550

Accounts and notes receivable, net of

  allowances of $49,733 and $58,308          149,983
241,601

Mortgage notes receivable                    126,985
186,681

Capitalized development costs              3,666,100
2,944,303

Capitalized house construction costs       1,988,918
1,961,255

Prepaid expenses and deposits                199,897
282,492

Property not currently under

  development                              2,494,944
2,995,685

Tenant security deposits                      62,986
79,220

Deferred income tax assets                 3,992,000
3,992,000



Property, Buildings &

  Equipment

Land                                   $     420,221        $
452,061

Buildings                                  4,581,964
5,217,808

Equipment and furnishings                  1,372,078
1,397,097

Construction in progress                     299,057
317,124



Total Property, Buildings and

   Equipment                           $   6,673,320        $
7,384,090

Accumulated Depreciation                  (2,309,023)
(2,447,881)



Total Property, Buildings and

   Equipment, Net of

   Accumulated Depreciation            $   4,364,297        $
4,936,209



Total Assets                           $  17,930,994        $
19,036,109





                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                LIABILITIES




                                                1996
1995


Accounts payable and accrued expenses      $    383,831     $
419,324

Accrued estimated costs related to

  developed lots and townhouses sold            344,006
267,973

Mortgages payable                             2,024,683
1,645,985

Customer deposits and advances                   70,128
61,714

Tenant security deposits                         62,986
79,220

Legal settlement payable
175,000

General unsecured debt - minority

  investors                                  10,067,744
10,406,981

General unsecured debt -

  Seven Fields (Del), Inc.                   49,135,104
50,796,205

    Total Liabilities                      $ 62,088,482     $
63,852,402










                         SHAREHOLDERS' DEFICIENCY


Shares of beneficial interest,

  $1 par value 5,000,000 shares

  authorized,3,484,560 and 3,484,838

  shares issued and outstanding            $  3,484,560    $
3,484,838

Shareholders' deficit - excess of

  non-discharged debt over assets on

  November 7, 1987 (Date of reorganization) (52,235,399)
(52,240,537)

Retained earnings, since

  November 7, 1987

  (Date of reorganization)                    4,593,351
3,939,406



    Total Shareholders' Deficiency         $(44,157,488)
$(44,816,293)



      Total Liabilities and

       Shareholders' Deficiency            $ 17,930,994    $
19,036,109





                     SEVEN FIELDS DEVELOPMENT COMPANY

                         STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995




                                                1996
1995


Gross Revenue

Apartment rentals                          $   186,493     $
254,450

Fees & other operating income                   17,056
16,438

Water revenue                                   32,360
29,618

Developed lot and house sales                1,356,310
1,976,176

Townhouse unit sales                           647,569
983,454

                                           $ 2,239,788     $
3,260,136



Costs & Expenses

Cost of Developed Lots &

  Houses Sold                              $ 1,159,461     $
1,698,973



Cost of Townhouses Sold                    $   343,587     $
466,822



Other Operating Expenses*                  $   154,412     $
212,306



General & Administrative Expenses*         $   224,435     $
236,213



Depreciation Expense                       $    84,940     $
96,075



     Operating Income                      $   272,953     $
549,747



Interest Expense*                          $   (20,597)    $
(18,333)

Interest Income                            $    13,190     $
39,645



Income Before

  Provision for Income Taxes               $   265,546     $
571,059



Provision for Income Taxes                 $         0     $
  0



    Net Income                             $   265,546     $
571,059



    Net Income Per Share                   $       .08     $
 .16



Weighted Average Number of Shares            3,484,560
3,484,560






* See details on following page.







                     SEVEN FIELDS DEVELOPMENT COMPANY

                   STATEMENTS OF OPERATIONS - CONTINUED

                   DETAILS OF OTHER OPERATING EXPENSES,

         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE

            FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995


                                                 1996
1995


Other Operating Expenses

Payroll, payroll taxes and benefits         $   146,711    $
148,923

Repairs & maintenance                            42,683
43,442

Utilities                                        33,362
25,064

Insurance                                        34,200
39,600

Property taxes                                   27,753
54,695

Other operating supplies & services              18,327
31,322



Total Other Operating Expenses              $   303,036    $
343,046



Less Costs Capitalized To

  Development and Construction                 (148,624)
(130,740)



Net Other Operating Expenses                $   154,412    $
212,306





General And Administrative Expenses

Payroll, payroll taxes and benefits         $    92,175    $
106,706

Professional fees                                49,621
24,411

Professional fees related to litigation

  and pre-reorganization issues                  27,672
33,332

Other general and administrative

  expenses                                       64,495
84,913



Total General and Administrative

  Expenses                                  $   233,963    $
249,362



Less Costs Capitalized To

  Development and Construction                   (9,528)
(13,149)

Net General and Administrative

  Expenses                                  $   224,435    $
236,213





Interest Expense

  Total Interest Expense                    $    48,788    $
37,609



  Less Interest Capitalized to

    Development and House

    Construction                            $   (28,191)   $
(19,276)



  Net Interest Expense                      $    20,597    $
18,333



                     SEVEN FIELDS DEVELOPMENT COMPANY

                         STATEMENTS OF OPERATIONS

             FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995




                                                1996
1995


Gross Revenue

Apartment rentals                          $   391,845     $
534,239

Fees & other operating income                   33,970
34,957

Water revenue                                   64,390
58,953

Developed lot and house sales                2,453,052
3,492,033

Townhouse unit sales                         1,455,044
1,622,396

                                           $ 4,398,301     $
5,742,578



Costs & Expenses

Cost of Developed Lots &

  Houses Sold                              $ 2,059,845     $
2,997,322



Cost of Townhouses Sold                    $   716,212     $
766,185



Other Operating Expenses*                  $   324,096     $
408,184



General & Administrative Expenses*         $   448,750     $
528,499



Depreciation Expense                       $   178,738     $
200,330



     Operating Income                      $   670,660     $
842,058



Interest Expense*                          $   (47,745)    $
(30,393)

Interest Income                            $    31,030     $
86,430



Income Before

  Provision for Income Taxes               $   653,945     $
898,095



Provision for Income Taxes                 $         0     $
12,000



    Net Income                             $   653,945     $
886,095



    Net Income Per Share                   $       .19     $
 .25



Weighted Average Number of Shares            3,484,560
3,484,560






* See details on following page.





                     SEVEN FIELDS DEVELOPMENT COMPANY

                   STATEMENTS OF OPERATIONS - CONTINUED

                   DETAILS OF OTHER OPERATING EXPENSES,

         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE

             FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995


                                                 1996
1995




Other Operating Expenses

Payroll, payroll taxes and benefits         $   321,212    $
294,798

Repairs & maintenance                            77,052
93,062

Utilities                                        53,923
42,895

Insurance                                        68,400
80,875

Property taxes                                   65,951
102,650

Other operating supplies & services              37,292
52,640



Total Other Operating Expenses              $   623,830    $
666,920



Less Costs Capitalized To

  Development and Construction                 (299,734)
(258,736)



Net Other Operating Expenses                $   324,096    $
408,184





General And Administrative Expenses

Payroll, payroll taxes and benefits         $   206,643    $
217,310

Professional fees                                91,002
71,086

Professional fees related to litigation

  and pre-reorganization issues                  42,279
123,513

Other general and administrative

  expenses                                      127,882
142,888



Total General and Administrative

  Expenses                                  $   467,806    $
554,797



Less Costs Capitalized To

  Development and Construction                  (19,056)
(26,298)

Net General and Administrative

  Expenses                                  $   448,750    $
528,499





Interest Expense

  Total Interest Expense                    $   100,896    $
77,037



  Less Interest Capitalized to

    Development and House

    Construction                            $   (53,151)   $
(46,644)



  Net Interest Expense                      $    47,745    $
30,393



                     SEVEN FIELDS DEVELOPMENT COMPANY

                         STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995


                                                1996
1995


Cash Flows From Operating Activities:

Net income                                 $   653,945    $
886,095

Provision for income taxes
12,000

Depreciation                                   178,738
200,330

Capitalized development costs incurred        (662,342)
(259,828)

Capitalized house construction

  costs incurred                            (1,524,398)
(1,938,267)

Cost of lots & houses sold                   1,938,021
2,809,074

Changes in other assets & liabilities:

  Restricted cash                              184,550
(2,085)

  Mortgage notes receivable                     59,696
618,233

  Other assets                                 173,935
159,309

  Other liabilities                           (142,280)
(239,533)

Net Cash Flows From Operating Activities   $   859,865    $
2,245,328



Cash Flows From Investing Activities:

Additions to property, buildings and

  equipment                                $   (36,857)   $
(501,213)

Sale of property, buildings & equipment        430,031
510,764

Total Cash Flows From Investing Activities $   393,174    $
9,551



Cash Flows From Financing Activities:

Repayment of general unsecured debt        $(1,995,478)   $
(1,977,893)

Repayment of mortgages payable                (371,302)
(26,152)

Proceeds of new mortgage                       750,000


Total Cash Flows From Financing Activities $(1,616,780)   $
(2,004,045)

Net Decrease in Cash And

  Temporary Investments                    $  (363,741)   $
250,834

Cash & Temporary Investments,

  Beginning of Period                      $ 1,208,228    $
2,488,891

Cash & Temporary Investments,

  End of Period                            $   844,487    $
2,739,725



Interest Expense Included in Net Income

  From Operating Activities Above          $    47,745    $
30,393

Interest Paid & Included in Capitalized

  Development Costs & Houses Under

  Construction                             $    53,151    $
46,644

Total Interest Paid                        $   100,896    $
77,037



Supplemental Schedule of Noncash

  Investing and Financing Activities:

  Pre-November 7, 1987 investor

  adjustment                               $     5,138    $
  0





                       SEVEN FIELDS DEVELOPMENT COMPANY

                     STATEMENTS OF RETAINED EARNINGS,

         SHAREHOLDERS' DEFICIT, AND SHARES OF BENEFICIAL INTEREST

                FOR THE SIX MONTHS ENDED APRIL 30, 1996






                      STATEMENT OF RETAINED EARNINGS




Retained earnings - beginning                         $   3,939,406



Net income for the six month period                         653,945



Retained earnings - ending                            $   4,593,351




                    STATEMENT OF SHAREHOLDERS' DEFICIT


Shareholders' deficit - excess of

  non-discharged debt over assets on

  November 7, 1987 (Date of

  reorganization) - beginning                         $
(52,240,537)



Pre-November 7, 1987 investor adjustment                      5,138



Shareholders' deficit - excess of

  non-discharged debt over assets on

  reorganization) - ending                            $
(52,235,399)




                STATEMENT OF SHARES OF BENEFICIAL INTEREST


Shares of beneficial interest - beginning             $   3,484,838



Pre-November 7, 1987 investor adjustment
(278)



Shares of beneficial interest - ending                $   3,484,560




                     SEVEN FIELDS DEVELOPMENT COMPANY

                       NOTES TO FINANCIAL STATEMENTS

     FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1996 AND
1995



Basis of Presentation



The financial statements included herein have been prepared by the

Registrant, without audit, for filing with the Securities and Exchange

Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report for the two years ended October 31, 1995.



For comparative purposes, certain 1995 amounts have been reclassified to conform to the presentation adopted in 1996.

Part I - Item 2                  Management Discussion and Analysis

                                 of Financial Condition and Results

                                 of Operations



Financial Condition



The Company's financial condition improved due to generation of net profit of

$653,945 in the first six months of 1996. The Company granted a $1.0 million mortgage to Integra Bank on its property in the Northridge Manor subdivision in order to secure a $1.0 million dollar line of credit. The line of credit shall be used to fund home construction in such subdivision;
however to date

no amounts have been borrowed under this line. The Company also granted a mortgage to PNC Bank on the office building to secure a term loan in the amount of $750,000. One mortgage note receivable was sold, generating approximately $58,000 of additional cash. The proceeds of the PNC loan, sale of the mortgage and other cash generated through operations and sales served to fund the partial repayment of general unsecured debt in the amount of

$1,995,478. Approximately $326,000 in additional principal payments was paid to PNC Bank to release collateral from townhouse units in preparation for their sale.



Inventory at the end of the second quarter of 1996 consisted of seventeen single family homes in various stages of construction including two model homes, four homes under agreement of sale, and eleven homes available for sale. Also included in inventory are five multi-family homes, all of which are available for sale. Fourteen townhouse units are under construction, of which two are models, five are under agreement of sale and seven are available for sale.







Results of Operations for Six Month Periods



In 1996, gross revenue from apartment rentals decreased from the prior year's period by $142,394 due to the sale of such units. Since 20 of these townhouse units were sold in 1996 and 23 were sold in 1995, gross revenue from townhouse unit sales decreased in 1996 by $167,352. Developed lot and house sales decreased from 1995 to 1996 by $1,038,981 due to sales of ten lots,

five houses and seven multi-family units in 1996, compared with five lots,

nine houses, and twelve multi-family units a year earlier.
Management

believes that severe winter weather conditions in the area caused these lower sales volumes. As a result of the above and other minor variations, total gross revenue in the six month period decreased by $1,344,277 from the prior year's period.



Cost of developed lots and houses sold decreased by $937,477 from 1995 and cost of townhouses sold decreased by $49,973 from 1995; both such variations are due to corresponding proportionate changes in sales volumes.

Part I - Item 2                  Management Discussion and Analysis

                                 of Financial Condition and Results

                                 of Operations



Results of Operations for Six Month Periods (Con't)



Other operating expenses decreased by $84,088 when compared with 1995 due primarily to greater capitalization of costs to home construction and decrease of expense because of townhouse sales. General and administrative expenses also decreased by $79,749. Most of such decrease is a result of final settlement of all litigation with a predecessor principal early in the first quarter of 1996.



Interest expense increased in 1996 over 1995 by $17,352 due primarily to the new mortgages granted in the first quarter, while interest income also decreased by $55,400 because of mortgage notes receivable that existed in the prior year's period and because of lower average cash balances in 1996.

Part II - Item 1     Legal Proceedings



All previously reported litigation between the Company and Thomas
Reilly,

Barbara Reilly, East Pointe Construction Company and TWBJT Realty
Corporation

("the predecessors") was settled in the first quarter of 1996. The
Company

received clear title to the Moon Township property. The Company and the predecessors have agreed to be bound by the Court's determination as to title to the 45 acres located in Adams Township. The horse escrow account was dissolved with $175,000 distributed to the predecessors and the remainder released to the Company. The litigation pending in Butler County,

Pennsylvania, initiated by the predecessors against the Company's
Board of

Directors, was dismissed with prejudice. All other outstanding disputes between the predecessors, including counterclaims filed by the predecessors against the Company, were terminated.

Part II - OTHER INFORMATION



    Item 6.   Exhibits and Other Reports on Form 8-K



       (a)  Exhibits

              None



        (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the

              quarter ended April 30, 1996.

                                SIGNATURES











Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                          Seven Fields Development Company







Date:_________________  By:_______________________________________

                           George K. Wright, Vice-President







Date:_________________  By:_______________________________________

                           Roman Polnyj, Chief Financial Officer