Form 10QSB
period 1996-07-31
SEVEN FIELDS DEVELOPMENT CO
filed 1996-09-09
CIK 931405

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
        For the quarterly period ended July 31, 1996.

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

  Yes  XX            No ___


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      As of August 20, 1996 there were 3,484,560 shares of the issuer's beneficial interests outstanding

Transitional Small Business Disclosure Format
  Yes ____           No  XX

                   SEVEN FIELDS DEVELOPMENT COMPANY


                               Form 10-QSB

            FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995


                    PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements



                     SEVEN FIELDS DEVELOPMENT COMPANY
                               BALANCE SHEETS
                AS OF JULY 31, 1996 AND OCTOBER 31, 1995

                                  ASSETS
                                            1996                 1995
Cash                                  $        2,664       $        2,309
Temporary investments                        525,446            1,205,919
  Total Cash & Temporary Investments  $      528,110       $    1,208,228

Certificate of deposit                $       47,548       $       23,885
Cash escrow - horses                                              184,550
Accounts and notes receivable, net of
  allowances of $70,899 and $58,308          178,000              241,601
Mortgage notes receivable                     62,591              186,681
Capitalized development costs              4,310,318            2,944,303
Capitalized house construction costs       2,311,569            1,961,255
Prepaid expenses and deposits                228,717              282,492
Property not currently under
  development                              2,502,721            2,995,685
Tenant security deposits                      55,292               79,220
Deferred income tax assets                 3,992,000            3,992,000

Property, Buildings &
  Equipment
Land                                   $     401,117        $     452,061
Buildings                                  4,200,457            5,217,808
Equipment and furnishings                  1,386,781            1,397,097
Construction in progress                     296,953              317,124

Total Property, Buildings and
   Equipment                           $   6,285,308        $   7,384,090
Accumulated Depreciation                  (2,195,012)          (2,447,881)

Total Property, Buildings and
   Equipment, Net of
   Accumulated Depreciation            $   4,090,296        $   4,936,209

Total Assets                           $  18,307,162        $  19,036,109

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                LIABILITIES


                                                1996            1995
Accounts payable and accrued expenses      $    106,149     $    419,324
Accrued estimated costs related to
  developed lots and townhouses sold            384,624          267,973
Mortgages payable                             1,991,830        1,645,985
Customer deposits and advances                  161,748           61,714
Tenant security deposits                         55,292           79,220
Legal settlement payable                                         175,000
General unsecured debt - minority
  investors                                  10,067,744       10,406,981
General unsecured debt -
  Seven Fields (Del), Inc.                   49,135,104       50,796,205
    Total Liabilities                      $ 61,902,491     $ 63,852,402


                         SHAREHOLDERS' DEFICIENCY
Shares of beneficial interest, $1 par value
  5,000,000 shares authorized,
  3,484,560 and 3,484,838 shares
  issued and outstanding                   $  3,484,560    $  3,484,838
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of reorganization) (52,235,399)    (52,240,537)
Retained earnings, since
  November 7, 1987
  (Date of reorganization)                    5,155,510       3,939,406

    Total Shareholders' Deficiency         $(43,595,329)   $(44,816,293)

      Total Liabilities and
       Shareholders' Deficiency            $ 18,307,162    $ 19,036,109

                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995
                                                1996            1995
Gross Revenue
Apartment rentals                          $   173,204     $   231,945
Fees & other operating income                   17,582          33,828
Water revenue                                   34,959          32,121
Developed lot and house sales                1,527,583         994,081
Townhouse unit sales                           913,876       1,015,202
                                           $ 2,667,204     $ 2,307,177

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 1,206,654     $   882,547

Cost of Townhouses Sold                    $   456,054     $   503,133

Other Operating Expenses*                  $   214,798     $   238,148

General & Administrative Expenses*         $   153,646     $   339,754

Depreciation Expense                       $    74,547     $    84,692

     Operating Income                      $   561,505     $   258,903

Interest Expense*                          $   (12,598)    $   (26,230)
Interest Income                            $    13,252     $    40,260


    Net Income                             $   562,159     $   272,933

    Net Income Per Share                   $    .16        $    .08

Weighted Average Number of Shares            3,484,560       3,484,560


* See details on following page.

                     SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995
                                                 1996           1995
Other Operating Expenses
Payroll, payroll taxes and benefits         $   183,634    $   194,962
Repairs & maintenance                            77,029         64,345
Utilities                                        32,791         24,585
Insurance                                        34,200         38,898
Property taxes                                   40,615         40,879
Other operating supplies & services              14,791         26,451

Total Other Operating Expenses              $   383,060    $   390,120

Less Costs Capitalized To
  Development and Construction                 (168,262)      (151,972)

Net Other Operating Expenses                $   214,798    $   238,148


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    94,810    $    93,999
Professional fees                                16,138         10,611
Professional fees related to litigation
  and pre-reorganization issues                     799        176,477
Other general and administrative
  expenses                                       51,427         71,816

Total General and Administrative
  Expenses                                  $   163,174    $   352,903

Less Costs Capitalized To
  Development and Construction                   (9,528)       (13,149)
Net General and Administrative
  Expenses                                  $   153,646    $   339,754


Interest Expense
  Total Interest Expense                    $    42,025    $    38,571

  Less Interest Capitalized to
    Development and House
    Construction                            $   (29,427)   $   (12,341)

  Net Interest Expense                      $    12,598    $    26,230

                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995
                                                1996            1995
Gross Revenue
Apartment rentals                          $   565,049     $   766,184
Fees & other operating income                   51,552          68,785
Water revenue                                   99,349          91,074
Developed lot and house sales                3,980,635       4,486,114
Townhouse unit sales                         2,368,920       2,637,598
                                           $ 7,065,505     $ 8,049,755

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 3,266,499     $ 3,879,869

Cost of Townhouses Sold                    $ 1,172,266     $ 1,269,318

Other Operating Expenses*                  $   538,894     $   646,332

General & Administrative Expenses*         $   602,396     $   873,253

Depreciation Expense                       $   253,285     $   285,022

     Operating Income                      $ 1,232,165     $ 1,095,961

Interest Expense*                          $   (60,343)    $   (56,623)
Interest Income                            $    44,282     $   126,690


    Net Income                             $ 1,216,104     $ 1,166,028

    Net Income Per Share                   $    .35        $    .33

Weighted Average Number of Shares            3,484,560       3,484,560

* See details on following page.

                     SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995
                                                 1996           1995
Other Operating Expenses
Payroll, payroll taxes and benefits         $   504,846    $   489,760
Repairs & maintenance                           154,081        157,407
Utilities                                        86,714         67,480
Insurance                                       102,600        119,773
Property taxes                                  106,566        143,529
Other operating supplies & services              52,083         79,091

Total Other Operating Expenses              $ 1,006,890    $ 1,057,040

Less Costs Capitalized To
  Development and Construction                 (467,996)      (410,708)

Net Other Operating Expenses                $   538,894    $   646,332


General And Administrative Expenses
Payroll, payroll taxes and benefits         $   301,453    $   311,309
Professional fees                               107,140         81,697
Professional fees related to litigation
  and pre-reorganization issues                  43,078        299,990
Other general and administrative
  expenses                                      179,309        219,704

Total General and Administrative
  Expenses                                  $   630,980    $   912,700

Less Costs Capitalized To
  Development and Construction                  (28,584)       (39,447)
Net General and Administrative
  Expenses                                  $   602,396    $   873,253


Interest Expense
  Total Interest Expense                    $   142,921    $   115,608

  Less Interest Capitalized to
    Development and House
    Construction                            $   (82,578)   $   (58,985)

  Net Interest Expense                      $    60,343    $    56,623

                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995
                                                1996            1995
Cash Flows From Operating Activities:
Net income                                 $ 1,216,104    $  1,166,028
Depreciation                                   253,285         285,022
Capitalized development costs incurred      (1,642,929)     (1,109,729)
Capitalized house construction
  costs incurred                            (2,453,546)     (2,895,857)
Cost of lots & houses sold                   2,873,110       3,491,047
Changes in other assets & liabilities:
  Restricted cash                              184,550          (2,085)
  Mortgage notes receivable                    124,090         620,425
  Other assets                                 117,641         299,818
  Other liabilities                           (295,418)        141,775
Net Cash Flows From Operating Activities   $   376,887    $  1,996,444

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $   (99,681)   $ (1,088,591)
Sale of property, buildings & equipment        692,309         838,588
Total Cash Flows From Investing Activities $   592,628    $   (250,003)

Cash Flows From Financing Activities:
Repayment of general unsecured debt        $(1,995,478)   $ (2,024,477)
Repayment of mortgages payable                (404,155)        (39,930)
Proceeds of new mortgage                       750,000
Total Cash Flows From Financing Activities $(1,649,633)   $ (2,064,407)
Net Decrease in Cash And
  Temporary Investments                    $  (680,118)   $   (317,966)
Cash & Temporary Investments,
  Beginning of Period                      $ 1,208,228    $  2,488,891
Cash & Temporary Investments,
  End of Period                            $   528,110    $  2,170,925

Interest Expense Included in Net Income
  From Operating Activities Above          $    60,343    $     56,623
Interest Paid & Included in Capitalized
  Development Costs & Houses Under
  Construction                             $    82,578    $     58,985
Total Interest Paid                        $   142,921    $    115,608

Supplemental Schedule of Noncash
  Investing and Financing Activities:
  Pre-November 7, 1987 investor
  adjustment                               $     5,138

                       SEVEN FIELDS DEVELOPMENT COMPANY
                     STATEMENTS OF RETAINED EARNINGS,
         SHAREHOLDERS' DEFICIT, AND SHARES OF BENEFICIAL INTEREST
                FOR THE NINE MONTHS ENDED JULY 31, 1996
                      STATEMENT OF RETAINED EARNINGS

Retained earnings - beginning                         $   3,939,406

Net income for the nine month period                      1,216,104

Retained earnings - ending                            $   5,155,510

                    STATEMENT OF SHAREHOLDERS' DEFICIT
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of
  reorganization) - beginning                         $ (52,240,537)

Pre-November 7, 1987 investor adjustment                      5,138

Shareholders' deficit - excess of
  non-discharged debt over assets on
  reorganization) - ending                            $ (52,235,399)

                STATEMENT OF SHARES OF BENEFICIAL INTEREST
Shares of beneficial interest - beginning             $   3,484,838

Pre-November 7, 1987 investor adjustment                       (278)

Shares of beneficial interest - ending                $   3,484,560

                     SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995

Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report for the two years in the period ended October 31, 1995.

For comparative purposes, certain 1995 amounts have been reclassified to conform to the presentation adopted in 1996.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved due to generation of net profit of $1,216,104 in the first nine months of 1996. The Company granted a $1.0 million mortgage to Integra Bank on its property in the Northridge Manor subdivision in order to secure a $1.0 million dollar line of credit. The line of credit shall be used to fund home construction in such subdivision; however to date no amounts have been borrowed under this line. The Company also granted a mortgage to PNC Bank on the office building to secure a term loan in the amount of $750,000. Two mortgage notes receivable were sold, generating approximately $124,000 of additional cash. The company entered into a loan commitment with Castle Creek Homeowners Association, Inc. to lend up to $135,000 for capital improvements to be repaid within five years. No funds have been drawn on the loan to date. The proceeds of the PNC loan, sale of the mortgages and other cash generated through operations and sales served to fund the partial repayment of general unsecured debt in the amount of $1,995,478. Approximately $326,000 in additional principal payments was paid to PNC Bank to release collateral from townhouse units in preparation for their sale.

Inventory at the end of the second quarter of 1996 consisted of nineteen single family homes in various stages of construction including two model homes, ten homes under agreement of sale, and seven homes available for sale. Also included in inventory are three multi-family homes, all of which are available for sale. Fourteen townhouse units are under construction, of which two are models, five are under agreement of sale and seven are available for sale.


Results of Operations for Nine Month Periods

In 1996, gross revenue from apartment rentals decreased from the prior year's period by $201,135 due to the sale of such units. Since 32 of these townhouse units were sold in 1996 and 37 were sold in 1995, gross revenue from townhouse unit sales decreased in 1996 by $268,678. Developed lot and house sales decreased from 1995 to 1996 by $505,479 due to sales of sixteen lots, seven houses and thirteen multi-family units in 1996, compared with seven lots, eleven houses, and sixteen multi-family units a year earlier. Management believes that severe winter weather conditions in the area caused these lower sales volumes. As a result of the above and other minor variations, total gross revenue in the nine month period decreased by $984,250 from the prior year's period.

Cost of developed lots and houses sold decreased by $613,370 from 1995 and cost of townhouses sold decreased by $97,052 from 1995; both such variations are due primarily to corresponding proportionate changes in sales volumes.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Results of Operations for Nine Month Periods (Con't)

Other operating expenses decreased by $107,438 when compared with 1995 due primarily to greater capitalization of costs to home construction and decrease of expense because of townhouse sales. General and administrative expenses also decreased by $270,857. Most of such decrease is a result of final settlement of all litigation with a predecessor principal early in the first quarter of 1996.

Gross interest expense increased in 1996 over 1995 by $27,313 due primarily to the new mortgages granted in the first quarter, while interest income decreased by $82,408 because of mortgage notes receivable that existed in the prior year's period and because of lower average cash balances in 1996.

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

Part II - OTHER INFORMATION

    Item 6.   Exhibits and Other Reports on Form 8-K

       (a)  Exhibits
              None

        (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended July 31, 1996.

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