Form 10KSB
period 1996-10-31
SEVEN FIELDS DEVELOPMENT CO
filed 1997-01-29
CIK 931405

U.S. Securities and Exchange Commission
Washington, D.C.  20549
Form 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the fiscal year ended October 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from .............. to .................
                    Commission file number  0-18055

                   SEVEN FIELDS DEVELOPMENT COMPANY
            (Name of small business issuer in its charter)

                Pennsylvania                 25-1561828
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification No.)

             2200 GARDEN DRIVE, SUITE 200, MARS, PA  16046-7846
             (Address of principal executive offices) (Zip Code)

                Issuer's telephone number (412) 776-5070
        Securities registered under Section 12(b) of the Exchange Act:

Title of each class

Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Beneficial Interest, par value $1.00 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X         No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $10,288,781.

The aggregate market value of the issuer's voting stock held by non-affiliates as of January 24, 1997, is indeterminable. There is no known market for the issuer's Beneficial Interests, and the terms of any private sales of such Beneficial Interests which did occur are not known to the issuer.

As of January 24, 1997, there were 3,484,560 shares of the issuer's Beneficial Interests outstanding.


              DOCUMENTS INCORPORATED BY REFERENCE

                              NONE


Transitional Small Business Disclosure Format (check one):

Yes       ;  No    X

PART I

Item 1.  Description of Business

Background and Reorganization

Seven Fields Development Company (the "Company") is a Pennsylvania business trust engaged in the business of managing multi-family residential rental units and developing and selling real estate in the western Pennsylvania area. The Company was organized in 1994 and is the surviving company in a merger (the "Merger") effected on April 30, 1995 with Seven Fields Development Corporation (the "Corporation").

The Merger was part of a comprehensive plan (the "Reorganization Plan") to reorganize the Corporation from a Pennsylvania business corporation into a Pennsylvania business trust (the "1995 Reorganization"). Pursuant to the Reorganization Plan, the following actions were taken:

  (1)   The Corporation formed Seven Fields Development (PA), Inc.
        ("Seven Fields PA"), which made an offer (The "Exchange Offer") to acquire all of the outstanding shares of common stock of the Corporation ("Corporation Stock") and all outstanding general unsecured subordinated debt of the Corporation ("Corporation Debt") in exchange for shares of common stock of Seven Fields PA, on the basis of one share of Seven Fields PA common stock for each unit consisting of a combination of one share of Corporation Stock plus $19 original principal amount of Corporation Debt.

  (2) The Corporation formed Seven Fields (DEL), Inc. ("Seven Fields DEL") as a wholly owned subsidiary of Seven Fields PA and formed the Company as a Pennsylvania business trust.

  (3) The Corporation formed Seven Fields Management, Inc. as a wholly-owned subsidiary of Seven Fields PA to be the sole trustee of the Company.

  (4) The Corporation and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Corporation merged with and into the Company and each shareholder of the Corporation received one share of beneficial interest in the Company (a "Company Share") in exchange for each share of Corporation Stock held of record.

  (5) Each of the Company, Seven Fields PA, Seven Fields DEL and Seven Fields Management adopted plans of liquidation.

In accordance with the Reorganization Plan, shareholders of the Corporation were asked to approve the proposed Merger and to accept the Exchange Offer. Holders of approximately 83% of the outstanding Corporation Stock and Corporation Debt accepted the Exchange Offer and received shares of Seven Fields PA Stock in exchange thereof. The Merger was approved by the shareholders of the Corporation at the Corporation's annual meeting held on March 31, 1995, and on April 30, 1995, the Exchange Offer and the Merger were consummated. In the Merger, those holders of Corporation Stock and Corporation Debt who did not accept the Exchange Offer, together with Seven Fields PA as the holder of all Corporation Stock tendered in the Exchange Offer, received Company Shares in exchange for their Corporation Stock.
Such persons also continue to hold their Corporation Debt which became an obligation of the Company as a result of the Merger (hereinafter referred to as "Company Debt").

The purpose of the 1995 Reorganization was to consolidate the economic and voting interests of those Corporation shareholders who accepted the Exchange Offer into a single equity security, and to eliminate, on a consolidated entity basis, the large shareholders' deficit which was created as a result of the Corporation's reorganization under Chapter 11 of the Federal Bankruptcy Code on November 7, 1987.

Seven Fields Development Corporation (November 7, 1987, through April 30,
1995)

The Corporation was the surviving corporation in the merger of four predecessor corporations (the "Predecessors") pursuant to an Amended Plan of Reorganization dated January 15, 1987 (the "Bankruptcy Plan"), which was approved and confirmed by order of the United States Bankruptcy Court for the Western District of Pennsylvania (the "Bankruptcy Court") entered October 21, 1987 (the "Confirmation Date").

The Predecessors had marketed and sold investments in multi-family residential housing developments in Western Pennsylvania. From 1976 to 1986, the Predecessors received approximately $57,000,000 of investment funds from over 2,600 investors (the "Investors"). Investors' investment balances, including reinvestment of returns, exceeded $69,000,000 when the Predecessors filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1986.

Pursuant to the Bankruptcy Plan, the stock and interests of the Predecessor's shareholders were canceled and the approximately 2,600 Investors received shares of Corporation Stock with a par value equal to 5% of their claims (approximately $3.5 million). The remaining 95% of the Investors' claims (approximately $66.6 million) were deemed to be general unsecured debt of the Corporation, subordinated to existing liens and priorities and any future secured debt of the Corporation. Furthermore, the Bankruptcy Plan prohibited the holders of the Corporation Debt from filing any suit, taking any judgment or undertaking, continuing or completing any collection activities. Payment on the Corporation Debt would be determined and made from time to time by the Board of Directors of the Corporation as and when funds were available.

The Bankruptcy Plan further provided that the Corporation, as may be authorized by its Board of Directors, would periodically distribute available funds, without interest, in pro rata repayment of the claims of the Investors and that all activities of the Corporation would seek to achieve the goal of full payment of all claims of the Investors (the holders of Corporation Stock and Corporation Debt). The Company, as survivor to the Merger, remains subject to the Bankruptcy Plan.

Operating Activities (November 7, 1987 through October 31, 1996)

Since it commenced business on November 7, 1987, the Company ("Company", as used hereinafter refers to the entity existing since November 7, 1987), has focused its attention primarily on the following activities:

1. Managing, leasing and selling its rental properties.

2. Developing an organizational structure and recruiting personnel to manage the diverse business activities of the Company.

3. Providing extensive information to federal agencies for litigation against certain former shareholders of the Predecessors and others.

4. Negotiating with the Pennsylvania Department of Environmental
   Resources ("DER") and other governmental agencies and with the Seven Fields Borough to permit development of its Butler County, Pennsylvania property known as Seven Fields.

5. Developing and implementing a master development plan for the Seven Fields property.

6. Developing and selling its undeveloped property as individual residential and commercial lots.

7. Constructing and selling homes.

The ultimate goal of the Company is to enhance the liquidation value of its assets so as to return to the holders of Company Stock and Company Debt the maximum amount at the earliest possible time. In all probability, total repayment of the Company Debt will not be possible and no payment on the Company Stock will occur because the Company Debt must be paid in full before any distribution on Company Stock can be made. For this reason, in the 1995 Reorganization the Company retained the Corporation's prior debt/ equity structure so as to maintain proportionality of all future distributions. See Item 6. Management's Discussion and Analysis or Plan of Operations Business Plan and Objectives.

In furtherance of its plan to liquidate, the Company is in the process of developing the unimproved land at Seven Fields for the purpose of building and selling residential and commercial units. In March 1991, the Company completed a Master Plan for development of Seven Fields. Seven Fields Borough agreed in concept with the Master Plan and on December 9, 1991 adopted a zoning ordinance which effectively implemented the Master Plan.
The Master Plan consists of 18 separately identifiable parcels, of which seven are designated single family containing 260 acres, five are designated multifamily containing 59 acres, five are designated commercial containing
86 acres and one is designated high density containing five acres.  In
1992, the Company acquired forty adjacent acres located in Cranberry Township that are designated for single family use.

In August 1990, the Company began construction of its first single family home at Seven Fields under the trade name "Hawthorne Construction Company". During fiscal 1995, the Company began construction of nine homes and 21 multi-family units, sold 13 homes and 21 multi-family units and at October 31, 1995 had an inventory of nine homes and 21 multi-family units. And in fiscal 1996, the Company began construction of 18 additional homes and 23 multi-family units, sold 13 homes and 18 multi-family units and at October 31, 1996, had 14 houses and 26 multi-family units either completed or under construction.

The Company's home construction activities have proceeded by subdivisions and phases. In the Brandywine Woods Subdivision, the Company is constructing single family homes having sales prices between $150,000 and $180,000. The Colonial Heights Subdivision is divided into three phases with single family homes ranging in price from $190,000 to $250,000. In the Company's Brandywine Commons Subdivision, the Company is constructing fourplex units which are being offered at prices ranging between $115,000 and $160,000. During 1995, the Company commenced development of the Northridge Manor Subdivision, a 45 lot single family home subdivision located on 17 acres north of Rt. 228, and the Georgetowne Manor Subdivision, a 77 unit townhouse subdivision located on 10 acres near the Company's existing townhouses.

In 1996 development commenced in the Hawthorne Commons Subdivision of 96 fourplex units and in the Northridge Estates Subdivision of 56 single family lots. Homes in the Northridge Manor Subdivision are being sold for prices ranging from $175,000 to $210,000 and townhouse units in the Georgetowne Manor Subdivision are being sold for $90,000 to $120,000. Homes in the Hawthorne Commons and Northridge Estates are expected to range in price between $140,000 and $170,000 and between $200,000 and $230,000 respectively. The Company is also offering its existing townhouses for sale at prices ranging between $70,500 and $80,900. The Company is doing all of the construction of the fourplexes and townhouses as well as 100% of the construction in its Northridge Manor Subdivision, 75% of the construction in the Brandywine Woods Subdivision and 20% of the construction in the Colonial Heights Subdivision and 10% in the Northridge Estates Subdivision. Approximately eight other builders are currently constructing homes at Seven Fields.

During fiscal 1994, the Company completed construction of a community swimming pool and bath house which was donated to the Borough of Seven Fields (the "Borough"). The Company also has developed and donated to Seven Fields Borough a playground and community center. In 1996 the Company completed development of baseball and soccer fields and sold them to the borough. The cost of the town park, the swimming pool and other assets which are developed for the entire project and donated to the Borough, are treated as costs of the entire development and a proportionate part of each such cost is included in the cost of each lot sold.

In fiscal 1995, the Company completed construction of a two-story office building at Seven Fields (the "Office Building"), began development of areas north of Rt. 228 for the first time, and developed and sold its first commercial lot. The Office Building, which consists of 9,434 usable square feet plus a garage-basement, is used as the Company's offices and maintenance facility. The Company leases one floor of the Office Building to the Borough as its municipal offices. The Company has granted the Borough an option to purchase the Office Building at fair market value at the end of its five year lease. The Company, so as to facilitate its plans to develop its property north of Rt. 228, is expending significant amounts to make utility service available to such property. This cost is being allocated to the subdivisions north of Rt. 228.

During fiscal 1996, improvements to the Mars-Crider Road, an important access road in Cranberry Township and Seven Fields Borough to the Company's subdivisions north of Route 228, were begun at a projected cost of $700,000. In addition, the Company has commenced negotiations with several interested, prospective buyers for five separate parcels of its commercial property and is in discussions with the Pennsylvania Department of Transportation ("PennDot") regarding possible required upgrades to Route 228 so as to facilitate planned development of the Company's commercial property north of Route 228. Any cost associated with any required upgrading of Route 228, will be allocated to the commercial properties north of Route 228.

The Company, under the name "Castle Creek Water Company", provides and charges the residents of Seven Fields Borough and parts of Cranberry and Adams Townships for water services under authority granted it by the Pennsylvania Public Utilities Commission ("PUC") on November 29, 1991.

The area in which Seven Fields is located has seen increasing residential and commercial development in the past few years due to its proximity to Pittsburgh, which is enhanced by Interstate 279 which directly connects the area to downtown Pittsburgh.

During fiscal 1995, demand for the Company's single family homes declined in response to the general imbalance of supply and demand of single family homes in the northern suburbs of Pittsburgh. In fiscal 1996 demand improved significantly, however, sales were slowed as a result of the severe winter and wet spring weather in 1996. Demand remained strong for the Company's townhouses and the Brandywine Commons fourplex units. A general decline in interest rates has been beneficial to the Company in its development, however competition also continues to intensify. The Company's stature was enhanced by winning the 1995 "Top Community" award presented jointly by the Pittsburgh Builder's Association and the Realtor's Association of Metropolitan Pittsburgh.

The real estate development business has substantial inherent risks, any of which might have a serious effect on the Company's future development plans. Most notably, these risks include possible new governmental regulations, or revised interpretation or application of existing regulations. Changes in the economy which might tend to reduce the demand for the Company's developed lots and houses are possible. Increased competition could occur from other developers or builders. Presently there are numerous other developments which are under construction and will provide substantial competition to the Company. A substantial increase in home mortgage interest rates historically has caused an almost immediate decline in demand for new housing, which could have a dramatic negative impact on the Company's plans.

The Company's prime property was carved from Cranberry Township, which has continued to be one of the higher growth areas and better real estate markets in Pennsylvania. The Company, via rental rate increases and the imposition of water charges, has been able to raise rental rates at its Seven Fields property. Future economic stagnation, if it affects the southern Butler
County area, could inhibit the Company's ability to sell its lots and houses in a timely manner. However, the Company believes it is well positioned to respond accordingly because of the phased nature of its development activities.

At this time, the business of the Company is not seasonal in nature, nor is it dependent upon any patents or trademarks. However, the ability of the Company to carry on the development of its most important property, Seven Fields, depends upon its success in procuring the necessary governmental approvals, licenses and permits and in generating internally, or obtaining from outside sources, sufficient capital to facilitate this development activity. The Company presently employs 34 full-time and 5 part-time employees.

Sources of materials required by the Company for its development and construction activities are ample. The Company purchases its materials from suppliers which sell primarily to the home construction industry in western Pennsylvania, and the Company is not dependent on any one supplier for its materials. The cost of materials in the home construction industry has historically fluctuated significantly on a national basis as a result of changes in supply and demand for particular materials.

The Company incurs significant cost so as to comply with various environmental laws. Such costs are considered a normal cost of operations and have not historically caused the Company's selling prices for lots and houses to be uncompetitive.

The Company has again indefinitely deferred construction of its planned garden apartments and except for approximately $500,000 to be spent in fiscal 1997 for general development purposes, its plans do not include any material capital expenditures except those planned costs related to the creation of lots and buildings to be sold in the near term. The estimated costs to be incurred during the period fiscal 1997-2001 for the development of residential and commercial lots and construction of residential and commercial building units is summarized on page 9.

The following schedules summarize the Company's capitalized development costs and its development plans for the five years ending October 31, 2001.

Capitalized Development And Construction
Land Development                              October 31, 1996

                                        Net           Unsold  Capitalized
                                        Acres  Lots   Units   Costs
Single Family
Colonial Heights Phases I, II and III   82     158     9       $    188,156
Brandywine Woods                        34      75     8            157,600
Northridge Manor                        17      45    38            709,665
Northridge Estates                      31      56    46          1,228,115

Multi Family
Brandywine Commons                       9      44     2             32,947
Georgetowne Manor                       10      77    69            785,994
Hawthorne Commons                       24      96    96          1,302,336

Commercial
Phase P                                 18       6     5            394,705
Phase Q                                  5       3     1            202,935

Future Phases
(Single, Multi Family & Commercial)    245      N/A    N/A        2,150,075

     Total Development                 475      N/A    N/A     $  7,152,528

Other
Moon Township and Capitalized
Townhouse Costs                         40      N/A    N/A     $    658,894

House Construction
Houses Completed
  (Including One Model Home)                            5      $     663,705
Houses Under Construction-
  Single Family                                         9            756,704
Fourplex and Townhouse
  Units Completed                                       4            368,545
Fourplex and Townhouse
  Units Under Construction                             22            666,196
Additional Housing Starts
  (Nominal Costs Incurred)                                           297,393
Garden Apartment Development Costs                                   125,699
  Total House Construction                                         2,878,242
    Less Valuation Reserve                                           (36,039)
      Net Capitalized House
      Construction Costs                                         $ 2,842,203


Commercial Office and Multifamily
  Construction and Water
  Authority Assets

Office                                                             1,263,208
Water Authority                                                      352,240

                                                                   1,615,448

Total Capitalized Development
  and Construction Costs                                         $12,269,073

                   Estimated Additional Costs
            To be Incurred Fiscal 1997-2001 (000's)

                      1997       1998       1999       2000       2001

Total Development
  Costs               $      852 $    2,052 $      640 $      336 $   1,400
Building Costs             5,564      7,948      6,876      5,352     4,552

Total Development
  and Building
  Costs               $    6,416  $  10,000 $    7,516 $   5,688  $   5,952
       Financial Information Relating to Industry Segments
                    and Classes of Products

                           Year Ended October 31, (000's)

                                                       1996       1995
Sales to Unaffiliated Customers
Rental and General Operations                          $     801  $   1,080
Land Development, House Construction and
  PUC Regulated Services                                   9,488      9,205

  Total Sales                                          $  10,289  $  10,285

Operating Income
Rental and General Operations                          $    (253) $    (224)
Land Development, House Construction and
  PUC Regulated Services                                   1,984      1,510

  Total Operating Income                            $      1,731  $   1,286

Identifiable Assets
Rental and General Operations                       $      7,861  $   8,704

Land Development, House Construction and PUC
  Regulated Services (Including Land Held
  for Future Development)                                 11,569     10,332

  Total Identifiable Assets                          $    19,430  $  19,036

See Item 7. Financial Statements.

Item 2.  Description of Property

The Company's principal asset is a real estate development known as Seven Fields, located mainly in the Borough of Seven Fields and partially in Adams and Cranberry Townships, Butler County, Pennsylvania. The development consists of 540.2 acres including required open space, of which 24.5 acres are in Adams Township, and 40 are in Cranberry Township.

When the Company commenced business in 1987, Seven Fields consisted of a townhouse development on approximately 27 acres and approximately 513 acres of mostly undeveloped land. The townhouse complex originally had a total of 237 rental units owned by the Company, 39 units owned by individual homeowners, a swimming pool, tennis courts, playground and sewage disposal plant.

In 1989, the Company began offering its townhouse units for sale and as of October 31, 1996, had sold a total of 146 units. The Company estimates it will take at least two years to sell the remaining units.

Rent for the units owned by the Company averages approximately $700 per month, excluding gas, electric, and water charges. The occupancy rate of the available rental units exceeds 95%. The Company has been withholding vacant units from rental so as to facilitate their sale. See Note 3 to Financial Statements.

The Company's remaining property located in the Borough, Cranberry Township and Adams Township consists of approximately 20 separate, partially developed and undeveloped residential and commercial parcels. The areas south of Rt. 228 have been subdivided and improved with roads, sidewalks and underground utility lines and are substantially developed. The areas north of Rt. 228 are currently being improved and substantial development there will continue in 1997. See Item 1. Description of Business and Note 12 to the Financial Statements.

The property in Adams Township includes a horse stable and a house trailer which the Company currently leases to a third party for $1,650 per month. Subsequent to October 31, 1996, the Company entered into an agreement to sell this property consisting of 15 acres for $495,000.

The Company constructed a 9,434 square foot office building in 1995, part of which is used for its operations and the remainder is leased to Seven
Fields Borough.

The Company also owns approximately 40 acres of unimproved commercial and residential property located in Moon Township, Allegheny County, Pennsylvania (the "Moon Township Property"). In connection with the settlement of certain litigation in November 1995, the Company acquired clear title to the 50% interest in this property which it did not previously hold. See Item 3. Legal Proceedings.

The Company also holds certain mortgage notes receivable. See Item 6. Management's Discussion and Analysis or Plan of Operation Financial Condition and Note 4 to Financial Statements.

The mortgages and other outstanding liens on the Company's Seven Fields property are discussed in Item 6. Management's Discussion and Analysis or Plan of Operation Financial Condition.

In management's opinion, the Company's properties are adequately covered by insurance.

Item 3.  Legal Proceedings

The Company is not a party to any currently pending legal proceedings. On November 15, 1995, the Company settled all outstanding litigation with Thomas and Barbara Reilly (The "Reillys"), East Pointe Construction Company, TWBJT Realty Enterprises, Inc. and certain members of the Reilly family.
The significant terms of such settlement are as follows:

1. All outstanding litigation, including a shareholders derivative action against the Board of Directors and management of the Corporation was discontinued and withdrawn.

2. The Moon Township Property was transferred to the Company free and clear of all claims of the Reilly's, their family and related corporations. Prior to this settlement, the Company had been granted a 50% interest in the Moon Township Property as a result of a settlement reached in 1988 with Edward Krall, a former shareholder of the Predecessors.

3. The Company paid $175,000 to the Reillys out of certain escrowed proceeds of the Company's sale, at auction in 1988, of 69 Arabian horses.

4. The parties agreed to submit to the United States District Court for the Western District of Pennsylvania (the "Court") the question of ownership of 45 acres of land adjacent to Seven Fields in Adams Township, Butler County, Pennsylvania, including the Reilly residence. In November 1996, the Court determined that the Reilly's should retain ownership of this property. No amounts had been reflected in the Company's balance sheets for this claim.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended October 31, 1996.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a) Market Information. There is no established public trading market for the Company Shares and the Company is not aware of the terms of any transactions in Company Shares.

(b) Holders. As of October 31, 1996, there were 753 holders of Company Shares, which is the only outstanding class of equity of the Company.

(c) Dividends. No cash dividends on the Company Shares were declared by the Company during its last two fiscal years and there can be no assurance that any cash dividends will ever be declared.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion is an analysis of the Company's financial condition and results of operations for the fiscal years ended October 31, 1996 and 1995. This discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein. All references herein to a fiscal year refer to the Company's fiscal year ended on October 31 of such year.

Business Plan and Objectives

The Company's primary business objective is to repay, to the fullest extent possible as soon as possible, the claims of the Investors. Based upon the combined total of appraised market values of the Company's properties, the Company does not believe it will be able to repay the entire amount of the Company Debt. Nevertheless, as required by the Bankruptcy Plan, the Company plans to pursue this objective by continuing to develop and sell its existing properties. See Item 1. Description of Business. The Company has no present plans to acquire and develop any other properties except minor acquisitions which might enhance the development of existing properties.

The Company, since the bankruptcy reorganization, has expended substantial effort and resources in resolving many of the hurdles necessary to carry out its plans. A master plan for development of its existing properties has been prepared, zoning approval for the plan has been obtained, municipal sewerage service has become available, and all known necessary governmental requirements can be met in order to facilitate the continued timely and economic development of its property. See Item 1. Description of Business.

Financial Condition

The Company's liabilities exceed its assets because of the $66.6 million of Company Debt which was not discharged by the Bankruptcy Plan. Upon commencement of its operations in 1987, the Company had $6.4 million of additional liabilities, $5.3 million of which was indebtedness secured by mortgages on the Company's real estate holdings and $694,000 of which were administrative costs incurred in the Bankruptcy Court proceedings. The Company's assets upon commencement of operations totaled $18.1 million, and its opening shareholders' deficit was $54.8 million. As of October 31, 1996, such deficit had decreased to $43.1 million, principally because of profits generated from operations and the Company's recognition of a $4.1 million deferred tax asset in fiscal 1994 as a result of the Company's adoption of FAS 109.

The Company, in 1987, recorded its principal assets land, buildings, equipment and furnishings at their appraised value as determined by appraisals performed in 1986 in connection with the Bankruptcy Court proceedings.

Because of the many unresolved questions regarding the operation of the Predecessors and the resulting legal complexities involved in the reorganization of the Predecessors into the Company pursuant to the Bankruptcy Plan, the Company has calculated its income (loss) for purposes of preparing its post-bankruptcy reorganization federal and state tax returns by adjusting the basis of its assets for tax purposes to an amount estimated to approximate the Investors' original investment, including reinvestments, less deductions for depreciation allowed or allowable.

The Company also filed lawsuits, against the shareholders of and companies affiliated with the Predecessors to recover certain assets. To the extent that the Company has been successful in recovering any of such assets, the shareholders' deficit has decreased by the amount of any such recovery. On November 15, 1995, the Company settled all existing litigation. See Item 3. Legal Proceedings.

As part of such settlement, the Company received clear title to a 50% interest in the Moon Township Property. The Company preliminarily believes that the value of the entire property may not be greater than the amount currently included as a Company asset for its 50% interest. The Company has not recorded an additional amount for this second 50% interest pending determination of the property's value. In December 1995, the Company also settled a dispute with another Investor who had transferred some of his investment to the Reillys. As a result of these settlements and settlement of an outstanding proof of claim, the Company recorded a net increase to its shareholders' deficit at reorganization in the amount of $68,555 during 1995.

The Company's financial condition improved during fiscal 1995 and 1996 as a result of the generation of net income of $1,327,000, and $1,705,000 respectively.

The Company's investment in residential and commercial development phases from which lots are currently being sold and phases from which lots can be sold in the first half of 1997 increased by $2,087,000 during fiscal 1996 to $5,020,000 at October 31, 1996. The Company's inventory of completed, unsold lots increased from 177 to 274 in fiscal 1996. During fiscal 1996 the Company completed construction in its 45 lot Northridge Manor Subdivision, has begun construction of townhouses in the 77 lot Georgetowne Manor Subdivision, begun construction in the 96 unit Hawthorne Commons Subdivision, and the 56 lot Northridge Estates Subdivision. The Office Building was completed in fiscal 1995 at a cost of $1,263,000, and is partially occupied by the Company for its offices and maintenance facilities with the remainder leased to the Borough. During 1995 the Company completed preliminary site preparation on 18 and five acre commercial phases and sold one lot from the five acre phase for $240,000. Since October 31, 1995, the status of the Company's remaining commercial parcels from which it intends to sell lots during 1997 is 1)one additional .8 acre lot from the five acre parcel was sold for $123,900, 2)the Company has entered into an agreement to sell a 3.5 acre lot for $370,000 from its 5 acre parcel, 3) an option has been granted for the sale of the 18 acre parcel at $87,500 per usable acre if closed before September 30, 1997 and at higher prices if closed later than September 30, 1997. On October 31, 1996, the optionee closed on the first
2.91 acres for a total price of $254,800. 4) The 15 acre site of the barn and horse arena is under agreement of sale for $495,000, 5) and the adjacent 7 acre parcel is under agreement of sale for a price of $450,000. The Company does not plan to invest significant additional amounts in these phases, except to meet specific requirements of buyers. However, when the Company develops the town center commercial area, it intends to lease the land and buildings developed and constructed, and will spend significant resources in developing this property, however, this project is not expected to begin until 1998.

During fiscal 1995, the Company commenced development activities north of Route 228, which required extending utilities to this area, and creating a second intersection on Route 228. These activities cost in excess of $500,000 during 1995. During 1996, the Company spent $300,000 of the total estimated $700,000 needed to upgrade Mars-Crider Road. These activities were needed to facilitate the developmentof the Company's property north of

Route 228 and its commercial properties at the new intersection with Route
228. The Company may also be required to upgrade Rt. 228 in order to develop its commercial property north of Rt. 228. Such improvements are expected to cost in excess of $1 million. In November 1995, the Company secured a $750,000 loan from PNC Bank, N.A. secured by a mortgage on its Office
Building and also negotiated a $1,000,000 line of credit from National City Bank to be used in its home building activities. In 1996, the Company secured additional lines of credit of $1,000,000 and $750,000 with First Western Bank Corp, the proceeds of which will be used for the construction of homes in the Company's Hawthorne Commons and Georgetown Manor Subdivisions.

The Company had $2,732,000 invested in completed and partially completed residential units at October 31, 1996 compared to $1,961,000 at October 31, 1995. Such investment increased during fiscal 1996 since the Company had 40 completed and partially completed units at October 31, 1996 as compared with 30 at October 31, 1995. At fiscal year end 1996, 15 units were actually complete compared to six in 1995 and the construction on the remaining 25 was more advanced than in the prior year.

During fiscal 1994, the Company began providing financing for the townhouses it was selling, by holding the mortgages under assignment. This activity was undertaken so as to facilitate financing until the FNMA requirement of 50% owner occupancy was met. During fiscal 1995, the Company significantly reduced its investment in these mortgages, and at October 31, 1995 had $186,000 invested in three mortgage assignments, and at October 31, 1996 had $62,000 invested in one mortgage. The need for the Company to invest in these mortgages in the future should be minimal since the FNMA 50% owner occupancy for the entire project requirement was met at October 31, 1996.

All new performance and maintenance bonding requirements were met through the Company's commercial bonding line. At October 31, 1996, the Company had bonds outstanding of approximately $2,400,000.

The Company's cash position declined by $806,358 during fiscal 1996 primarily as a result of an increase of $2,752,000 in its net investment in lots and houses, $1,996,000 repaid on its outstanding Company Debt, offset by cash from net income of $1,705,000, and recovery of basis on the sale of townhouse units of $857,000.

On December 12, 1996, subsequent to the balance sheet date the Company repaid an additional $997,932 on its outstanding Company Debt. It is the Company's plan to make annual distributions in partial repayment of the Company Debt.

Results of Operations Fiscal 1996 and 1995

The Company's income before taxes for fiscal 1996 was $1,705,000, an increase of $330,000 from fiscal 1995's net income before taxes of $1,375,000. Operating income for fiscal 1996 increased from fiscal 1995 by $445,000 or 34%.

The improvement in operating income was the result of a $212,000 increase in gross profit on the sale of houses and lots, primarily because of slightly higher volumes, a decrease in general and administrative costs of $375,000 primarily as a result of higher 1995 legal costs associated with pre-reorganization legal matters and the 1995 Reorganization, and a decline in rental revenues of $258,000 as a result of the sale of townhouses, leaving fewer available for rent, and a decrease in operating costs because of fewer townhouses rented, and more costs capitalized to development activities.

Interest income declined from $163,000 to $53,000 as a result of the Company having lower excess cash available to invest during 1996 than 1995.

During fiscal 1996, the Company generated gross revenues of $10,289,000, an amount almost identical to 1995. Gross revenues from sales of houses and developed lots increased by $306,000 in fiscal 1996 over 1995, townhouse sales decreased by $33,000 and rental revenues declined by $258,000 in fiscal 1996.

The Company's cost of lots and houses sold, expressed as a percentage of sales, decreased slightly from 84.8% in fiscal 1995 to 82.2% in fiscal 1996. The cost of townhouses sold in fiscal 1996 expressed as a percentage of sales increased slightly from 49.3% in 1995 to 50.1% in fiscal 1996. The average sales price of townhouses sold in fiscal 1996 was $74,200 compared to $71,500 in fiscal 1995, however, the Company also expended funds to improve the townhouses so as to facilitate their sale.

The Company's activity levels for house construction, lot sales, and townhouse sales during fiscal 1995 and 1996 were as follows:

                                        Fiscal 1995         Fiscal 1996
Lot Sales - Commercial                   1                   2
Lot Sales - Single & Multi-Family       45                  55
Townhouse Sales - New Construction                           8
Single Family House Sales               13                  13
Fourplex House Sales                    21                  10
Townhouse Sales -
  Original Construction                 43                  41

The two commercial lots sold in fiscal 1996 generated $378,700 in gross revenues compared to the one sold in fiscal 1995 for $240,000; the 55 single and multifamily lots sold in fiscal 1996 generated gross revenues of $1,774,000, or an average of $32,200, compared to gross revenues of $1,388,000 for 45 lots sold in fiscal 1995 or an average of $30,800. The change in average lot price is a result of a change in the mix of lots sold in 1996; 18 of the lower priced Brandywine Commons fourplex lots and Georgetowne Manor Townhouses were sold compared to 21 in 1995. Brandywine Commons lots are priced at approximately $22,000 and Georgetowne Manor lots are priced at $18,000 compared to single family lots which are priced in the $35,000 to $40,000 range, so the average lot price can vary significantly based on the mix between single family and multi family lots sold. During fiscal 1996 gross profit increased by $122,000 from the sale of single family and multi family lots and by $66,000 from the sale of commercial lots.

The Company's revenue from the sale of single family houses was $2.1 million in fiscal 1996 compared to $1.8 million in fiscal 1995. This increase is a result of the change in the mix of houses sold, since 13 single family houses were sold in 1996 and 1995, but the average price of the houses was $23,000 higher than in 1995. In fiscal 1996, 3 of the 13 houses sold were from the lower priced Brandywine Woods Subdivision compared to 11 of the 13 sold in fiscal 1995. The Company generated revenues of $1.3 million from the sale of 10 fourplex units during fiscal 1996 compared to $2.6 million in 1995 from the sale of 21 fourplex units. The gross profit generated from the sale of fourplex units declined from $351,000 in fiscal 1995 to $162,000 in fiscal 1996. During 1996, the Company also generated gross revenue of $743,000 and gross profits of $58,000 from the sale of 8 newly constructed townhouse units from its 77 unit Georgetowne Manor Subdivision.

Liquidity and Capital Resources

The Company has pursued the development of its property in phases. It has used cash generated from the sale of its properties to reduce pre-reorganization debt, to develop its property and to fund the litigation efforts to recover assets from former shareholders of the Predecessors.

Future development and building activities will require significantly larger amounts of capital. While the Company believes, as it has stated in its prior filings with the Securities and Exchange Commission, that these development activities can be financed internally, through the sale of lots and dwelling units, the Company has come to realize that it will not be able to optimize the development of its assets and therefore maximize the total amount of distributions to Investors, unless it is able to more readily obtain financing for its development activities. The Company believes that internally financed development would proceed at a much slower pace than the Company now believes is necessary to achieve its primary goals of liquidating its holdings as quickly as possible and maximizing the total amount of distributions to Investors. The Company has found that it can optimize the value which it receives for its assets by simultaneously developing multiple parcels, which enables the Company to offer a variety of housing products priced at different levels. However, in order to simultaneously develop multiple parcels, the Company requires more cash than it is able to generate internally.

The Company's primary objective is to repay to the fullest extent possible, and at the earliest possible time, the Company Debt. To this end it distributed $2.0 million of the net proceeds from the sale of its Virginia Manor property in January, 1993, made additional distributions of $1.3 million in December 1993, $2.0 million in December 1994, and $2.0 million in December 1995, $1.0 million in December 1996 and intends to make additional future distributions in repayment of the Company Debt which will further deplete the Company's capital resources. Because the Company has the dual objective of maximizing the cumulative return to its Investors, which is best accomplished through expanded development and construction activities, and to repay the Company Debt as soon as possible, which management believes is best accomplished by annual distributions, it is important that the Company procure external sources of capital to facilitate accomplishing both of these objectives. Management also believes that since a market for the Company Stock and Company Debt has not developed, it is important to provide the Investors with some return of their investment.

Until 1994, the Company was unable to obtain capital via commercial lending channels because of outstanding litigation and its capital structure. At the end of fiscal 1994, the Company obtained a five year, $1.7 million mortgage loan to replace an existing mortgage loan. The Company also has established a bonding line in the amount of $2.0 million collateralized by a first mortgage on 30 of its rental townhouses. During 1996, the Company also borrowed an additional $750,000 secured by a mortgage on its Office Building and negotiated a $1,000,000 line of credit to be used for the construction of houses in its Northridge Manor Subdivision, a $1 million line of credit to be used for the construction of fourplexes in its Hawthorne Commons

Subdivision and on November 25, 1996 the Company obtained a $750,000 line of credit to be used for the construction of townhouses in its Georgetowne Manor Subdivision.

The Company will continue to incur significant development costs related to development activities north of Rt 228. These development costs, which exceeded $500,000 in fiscal 1996, are also expected to exceed $500,000 in 1997, and are not related to any specific phase of development but the entire undeveloped area north of Rt. 228. Therefore, the payback on these expenditures is longer term than expenditures for the development of specific phases. In addition, the Company may be required to improve
Rt. 228 before developing its commercial properties north of Rt. 228. The cost of these improvements are expected to exceed $1 million. During fiscal 1997, the Company expects to generate significant cash flows from the sale of lots and houses in its Brandywine Woods, Colonial Heights, Brandywine Commons, Northridge Manor, Georgetowne Manor, Hawthorne Commons and Northridge
Estates Subdivisions and from the sale of commercial lots. See Item 1. Description of Business and Note 12 to the Financial Statements. However, it also expects to have significant cash outflows related to site development both north and south of Rt. 228. In addition, the Company expects to continue to generate significant cash flows from the sale of its townhouse units.

During fiscal 1995, cash flows from operating activities were reduced to $990,000 primarily as a result of the Company having increased its investment in its inventory of completed and under construction lots and houses by $1,281,000. Nearly $500,000 of this increase related to general development north of Rt. 228. This net investment offsets the cash generated by the Company's reduction in the townhouse mortgages in which it had invested during fiscal 1994. The Company incurred a net cash outflow of $190,000 from investing activities which was the result of its $1.1 million investment in the construction of its Office Building and additional site work, sewer tap in fees, and architectural services related to its planned garden apartments. As a result of the sale of 43 of its townhouses, the Company also recovered $972,000 of the remaining cost basis of these townhouses.
Cash flows from financing activities resulted in a net cash outflow of $2,081,000 because of the repayment in December 1994 of $2,027,000 of Company Debt and a $54,000 repayment on its mortgage. In fiscal 1996 cash flows from operating activities were reduced as a result of the Company increasing its investment in its inventory of completed and under construction lots and houses by $2,752,000. Of this increase approximately $500,000 related to the Company's project to improve Mars-Crider Road, utilities necessary to facilitate the development of the property north of Route 228 and construction of the intersection necessary to cross Route 228. In November 1995, the Company received proceeds from a $750,000 loan secured by a mortgage on its Office Building. These proceeds were intended to replenish the Company's cash which had been significantly reduced as a result of its investment in the Office Building. These loan proceeds also helped to facilitate the Company's $1,996,000 partial repayment of Company Debt on December 15, 1995. Subsequent to the date of the balance sheet on December 12, 1996, the Company distributed $997,932 in partial repayment of its debt to the Investors.

Recent Accounting Developments

The Company adopted FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" on November 1, 1994. The effect of adopting this new standard had no impact on the Company's financial condition or results of operations.

The Company will be required to adopt FAS No 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of." FAS No 121 establishes standards for determining when an asset impairment should be recognized based primarily on an undiscounted cash flow model. The Company has deferred adoption of this new standard, which must be adopted not later than November 1, 1996, pending review of its impact. Initially the Company does not believe that there will be a material impact when this standard is adopted.

Item 7.  Financial Statements

The financial statements of the Company are set forth following Item 13 of this Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

PART III

Item 9. Director's, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Company, as a Pennsylvania business trust, is managed by its sole trustee, Seven Fields Management, a wholly owned subsidiary of Seven Fields PA. Pursuant to the Company's Deed of Trust and Bylaws, the number of trustees of the Company has been set at one. The term of office of Seven Fields Management as trustee is one year and expires at the next annual meeting of the Company's shareholders.

Certain information about the Directors of Seven Fields Management, the sole trustee of the Company, is set forth below. Each of the Directors serves for a three year term expiring in the year indicated, and are elected by Seven Fields PA, the sole shareholder of Seven Fields Management. Each such person is also a director of Seven Fields PA and Seven Fields DEL and except for directors first elected subsequent to April 30, 1995, each was a director of the Corporation prior to the Merger.

Name                       Age    Director    Director of the    Term
                                  Since       Corporation        Expires
                                              Since
Guy E. Bubb                75     1995        1988               1998
Michael Burkhart           53     1996        N/A                1999
Samuel A. Goldberg         72     1995        1988               1999
William J. Janusey         73     1995        1989               1998
Alexander Lindsay, Jr.     50     1995        1990               1997
Paul Voytik                72     1995        1988               1997
George K. Wright           70     1995        1988               1997

                                     >
Darell L. Craig            46     Chief Operating       Employed Since
                                   Officer               1991
Roman Polnyj               46     Chief Financial       Employed Since
                                   Officer               1992

Guy E. Bubb was employed by Allegheny Ludlum Steel Corporation, Pittsburgh, Pennsylvania, a manufacturer of specialty steel, for 31 years until January 1985 when he retired. For the 10 years prior to his retirement, he held the position of Director of Personnel with responsibility for 6,000 employees. From 1978 to April, 1994, Mr. Bubb served as a director of Southwest National Corp. and its subsidiary, Southwest National Bank in Greensburg,
Pennsylvania. He currently serves as a director of Allegheny Valley Hospital in Natrona Heights, Pennsylvania, and as President of Allegheny Valley Health Systems, a non-profit hospital organization, in Natrona Heights, Pennsylvania.

Michael H. Burkhart has been a Certified Public Accountant since 1972 and is a member of the American Institute of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants and the National Association of Certified Valuation Analysts. Mr. Burkhart has practiced in public accounting since 1968, has been a partner with Hinds, Lind, Miller & Co., Certified Public Accountants, until 1995 when he founded his present firm. Much of Mr. Burkhart's professional background involves working with construction and land development companies in the tax, accounting and management services areas.

Samuel A. Goldberg was employed by the Mine, Safety and Health Administration of the United States Department of Labor, as Manager of an Analytical Laboratory for Industrial Hygiene from 1970 to December 1985 when he retired. As manager, his responsibilities included preparing a budget, determining personnel and equipment requirements and preparing bid submission on chemical analysis instruments. He currently serves as a member of the Board of Directors of East Boro's J.W.V. Housing Corporation and East Boro's J.W.V. Homeless Veterans Corporation.

William J. Janusey is an architect who has been in private practice for over 30 years. His experience consists of the design of schools, residences, motels, historical restorations, churches, public institutions, hospitals, commercial establishments, interior decorating, and light industrial plants. In 1960 he opened an office for the practice of architecture in Pittsburgh, Pennsylvania and functioned under the name of William J. Janusey & Associates. His experience involved the complete design and supervision of entire projects up to $14,000,000 in cost, and included all phases of building design and construction, such as management, contract preparation, administration, negotiations with banking authorities, control of all construction documents, writing of specifications, submitting cost estimates, bidding procedures and field supervision of construction work. Over 1,200 buildings have been constructed to date from the firm's design and construction drawings and specifications during the past 30 years.

Alexander H. Lindsay, Jr. is the President of the law firm of Lindsay, Jackson & Martin, P.C. in Butler, Pennsylvania, and specializes in litigation. He is a former Butler County and Cranberry Township solicitor. From 1975 until 1980, he was an Assistant United States Attorney for the Western District of Pennsylvania, and from 1977 until 1980 he was Chief of the Public Corruption Section of the United States Attorney's Office in Pittsburgh. From 1972 to 1973 he was an Assistant District Attorney for Butler County. He is a 1968 graduate of Washington and Jefferson College and a 1971 graduate of the University of Pittsburgh School of Law. Mr. Lindsay is a director of Southwest National Corp. and its subsidiary, Southwest National Bank.

Paul Voytik has been Chairman and Chief Executive Officer of the Corporation since January 1989 and President of the Corporation since February 1988. He was employed at Westinghouse Electric Corporation for 29 years, 24 of which he served as an Engineering Manager, until his retirement in November 1985. Thereafter, he served as a consultant to Westinghouse until 1986. In 1986 he became Vice President and a director of Piedmont Atlantic Corporation, which engaged in land development in Chapel Hill, North Carolina. He has over 35 years of experience in building, contracting, and land development.

George Wright has been Vice President of the Corporation since February 1988. He was employed by Gulf Research & Development for 42 years until his retirement in February 1985. At the time of his retirement, he held the position of Director of Safety, Security & Fire Prevention for a 95-acre research complex of Gulf Oil Corporation.

Darell Craig has been employed by the Registrant as Chief Operating Officer since September 1991. A graduate of the University of Pittsburgh, Mr. Craig has been manager of land development and single/multifamily home construction for over twenty years.

Roman Polnyj has been employed by the Registrant as Chief Financial Officer since May 1992. Mr. Polnyj holds Masters and Bachelors degrees from Duquesne University in business administration and was previously employed by Mellon Bank from 1980 to 1991 holding positions as an Assistant Vice President and Manager in the real estate division, departmental controller and financial analyst.

The Company is not aware of any trustee, officer or beneficial owner of more than ten percent of the Company Shares who failed to file on a timely basis forms required by Section 16(a) of the Exchange Act during the fiscal year ended October 31, 1996.

Item 10.  Executive Compensation

The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer during each of the last three fiscal years. No officer or director of the Company had total annual salary and bonus in excess of $100,000 during any of the last three fiscal years.

                    Summary Compensation Table
                                           Long-term compensation
          Annual compensation            Awards              Payouts
                                                                     All
                                         Restricted          Payouts Other
Name and                        Other    Stock      Options/ LTIP    Compen-
principal   Fiscal Salary Bonus Annual   Awards     SARs     payouts sation
position    Year   ($)    ($)   Comp.($) ($)        ($)      ($)     ($)
(a)         (b)    (c)    (d)   (e)      (f)        (g)      (h)     (i)

Paul Voytik 1996   37,354 0     0        N/A        0        N/A     0
(President  1995   38,746 0     0        N/A        0        N/A     0
and Chief   1994   32,118 0     0        N/A        0        N/A     0
Executive
Officer)

Pursuant to the terms of a Management and Administrative Services Agreement, the Company reimburses Seven Fields Management for all of its expenses related to the Company, including the costs incurred by Seven Fields PA and Seven Fields DEL, including director's fees, salaries, and costs related to shareholder services. Such reimbursement is in lieu of a trustee fee.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 24, 1997 regarding the amount and nature of ownership of Company Shares by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Company Shares, by Seven Fields Management, the sole trustee of the Company, by each of the directors of Seven Fields Management, and by all of such directors and the executive officers of the Company as a group. Each such individual has sole voting and investment power with respect to the shares listed except as otherwise indicated in the footnotes to the table.

                                                               Percentage of
Name and Address of                    Amount and Nature of    Outstanding
Beneficial Owner (1)                   Beneficial Ownership    Company Shares
Seven Fields (DEL), Inc.               2,905,682               83
Seven Fields Management, Inc.                  0                0
Paul Voytik                            2,905,682               83
Michael H. Burkhart                    2,905,682               83
George K. Wright                       2,905,682               83
Samuel A. Goldberg                     2,905,682               83
Guy E. Bubb                            2,905,682               83
William J. Janusey                     2,905,682               83
Alexander Lindsay, Jr.                 2,905,682               83
All directors of the sole trustee and
  executive officers of the Company
  as a group (9 persons)               2,905,682               83

   (1) The address of each person is 2200 Garden Drive, Suite 200, Mars, Pennsylvania 16046-7846.
   (2) Represents shares held by Seven Fields (DEL), Inc., of which the named person is a director and with respect to which such person shares voting and investment power.

The following table sets forth information as of January 24, 1997 regarding the amount and interest ownership of shares of common stock of Seven Fields PA by each of the directors of Seven Fields Management, the sole Trustee of the Company and by all of such directors and executive officers of the Company as a group. Seven Fields PA is the sole shareholder of Seven Fields DEL, which owns approximately 83% of the outstanding Company shares. Each person has sole voting and investment power with respect to the shares listed except as otherwise indicated.

                                                              Percentage of
Name and Address of                   Amount and Nature of    Outstanding
Beneficial Owner (1)                  Beneficial Ownership    Company Shares
Paul Voytik                           13,599.89  (2)          *
George K. Wright                      14,173.63  (2)          *
Samuel A. Goldberg                       745.97               *
Guy E. Bubb                            9,384.71               *
William J. Janusey                     2,451.40  (2)          *
Alexander Lindsay, Jr.                                        0
Michael Burkhart                                              0
All directors of the sole trustee and
 executive officers of the Company
 as a group (9 persons)               40,355.60               1.16

*    Indicates ownership of less than 1% of the common stock of Seven Fields
     (PA).
(1) The address of each person is 2200 Garden Drive, Suite 200, Mars, Pennsylvania 16046-7846.
(2)  All shares held jointly with spouse.

Item 12.  Certain Relationships and Related Transactions

  None.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit No.     Description
3.1             Deed of Trust of the Registrant (5)

3.2             By-Laws of the Registrant (5)

4.1             Excerpt of Amended Plan of Reorganization (1)

4.2 Specimen Certificate for shares of beneficial interest in Registrant (5)

4.3 Specimen Note representing general unsecured subordinated debt of Registrant after separation of stock and debt (2)

4.4             Shareholder Protection Rights Agreement (3)

4.5             Amendment dated October 11, 1994 to Shareholder Protection
                Rights Agreement (5)

10.1 Rates, rules and regulations governing the distribution of water service - PA Public Utility Commission (3)

10.2 Plan and Agreement of Merger between the Registrant and Seven Fields Development Corporation (5)

10.3            Mortgage Note dated October 28, 1994 of the Registrant to PNC
                Bank, National Association (6)

10.4            Open End Mortgage and Security Agreement dated October 28,
                1994 between the Registrant and PNC Bank, National
                Association (6)

10.5            Assignment of Rents, Leases and Profits dated October 28,
                1994 between the Registrant and PNC Bank, National
                Association (6)

10.6 Amendment to Loan Documents of October 28, 1994 and release from mortgage between registrant and PNC Bank National
                Association dated May 1, 1996.

10.7 Amendment to Loan Documents of October 28, 1994 related to financial covenant for the maintenance of minimum tangible net worth, between the Registrant and PNC Bank National
                Association.

10.8            Surety Agreement dated October 28, 1994 between the
                Registrant and Allegheny Surety Company (6)

10.9            Mortgage dated October 28, 1994 between the Registrant and
                Allegheny Surety Company (6)

10.10           Settlement Agreement with former majority shareholder (7)

10.11           Promissory Note dated November 29, 1995 to PNC Bank (7)

10.12           Open End Mortgage and Security Agreement dated November
                29, 1995 to PNC Bank (7)

10.13           Assignment of Rents dated November 29, 1995 to PNC Bank (7)

10.14           Revolving Line of Credit Loan Agreement dated November 13,
                1995 between the Registrant and Integra Bank (7)


10.15           Open End Mortgage and Security Agreement dated November 13,
                1995 between the Registrant and Integra Bank (7)

10.16           Agreement for Assignment of Sales Agreements and Contract
                Deposits dated November 13, 1995 between the Registrant and
                Integra Bank (7)

10.17           Office Lease dated August 1, 1995 between the Registrant and
                The Borough of Sevev Fields (7)

10.18           Management and Administrative Services Agreement dated
                April 30, 1995 (7)

10.19 Revolving line of credit loan agreement, open-end mortgage and security agreement, and revolving line of credit note dated August 13, 1996 between the Registrant and First
                Western Bank, National Association.

10.20 Revolving line of credit loan agreement, open-end mortgage and security agreement, cross-default agreement, and revolving line of credit note dated November 25, 1996 between the Registrant and First Western Bank, National Association.

27              Financial Data Schedule - 1996
                              ________________________________

(1) Filed as exhibit to the Registrant's Registration Statement on Form 10 filed October 23, 1989 and incorporated herein by reference.

(2)             Filed as exhibit to the Registrant's Annual Report on Form
                10-K filed February 13, 1991 and incorporated herein by reference.

(3)             Filed as exhibit to the Registrant's Annual Report on Form
                10-K filed January 29,1992 and incorporated herein by reference.

(4) Filed as exhibit to the Registrant's Annual Report on Form 10-K filed on February 10, 1993 and incorporated herein by reference.

(5)             Filed as exhibit to Registration Statement on Form S-4,
                File No. 33-85102, and incorporated herein by reference.

(6)             Filed as exhibit to Registrant's Annual Report on Form
                10-KSB filed January 27, 1995 and incorporated herein by reference.

(7)             Filed as exhibit to Registrant's Annual Report on Form
                10-KSB filed January 26, 1996 and incorporated herein by reference.

(b)  Reports on Form 8-K.
     None

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SEVEN FIELDS DEVELOPMENT
                                COMPANY


                                By   PAUL VOYTIK
                                     Paul Voytik
                                     President

                                Date:  January 24, 1997

                                In accordance with the Exchange Act, this
report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated as directors.

Signature              Title                               Date
/s/PAUL VOYTIK         President (Principal Executive      January 24, 1997
-----------
Paul Voytik            Officer) and Director *

/s/ROMAN POLNYJ        Chief Financial Officer (Principal  January 24, 1997
------------
Roman Polnyj           Financial and Accounting Officer)

/s/GEORGE K. WRIGHT    Director *                          January 24, 1997
----------------
George K. Wright

/s/SAMUEL A. GOLDBERG  Director *                          January 24, 1997
------------------
Samuel A. Goldberg

/s/MICHAEL BURKHART    Director *                          January 24, 1997
----------------
Michael Burkhart

*  Directors of Seven Fields Management, Inc., the sole Trustee of the
   Registrant

                  SEVEN FIELDS DEVELOPMENT COMPANY
             ITEM 13 (A) INDEX TO FINANCIAL STATEMENTS



                                 Page Reference
  Independent Auditors' Report...............................     F-1

  Balance Sheets
       at October 31, 1996 and October 31, 1995..............     F-2

  Statements of Operations for the years ended October 31,1996
       and October 31, 1995..................................     F-4

  Statements of Shareholders' Deficiency for the years ended
       October 31, 1996 and October 31, 1995.................     F-6

  Statements of Cash Flows for the years ended October 31,
        1996 and October 31, 1995............................     F-7

  Notes to Financial Statements..............................     F-8


                              F

                    Independent Auditors' Report



                    The Trustee and Shareholders
                    Seven Fields Development Company
                    Mars, PA

We have audited the accompanying balance sheets of Seven Fields Development Company (the "Company") as of October 31, 1996 and October 31, 1995, and the related statements of operations, shareholders' deficiency and cash flows for each of the two years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1996 and October 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.





               O'Connor, Greenblatt & Company

               December 18, 1996
               Sewickley, PA

               SEVEN FIELDS DEVELOPMENT COMPANY
                        BALANCE SHEETS
               AS OF OCTOBER 31, 1996 AND 1995

                            ASSETS


                                          1996            1995
Cash                                       $     252,045   $          2,309
Temporary investments, Note 10                   149,825          1,205,919
  Total Cash And Temporary Investments           401,870          1,208,228

Certificate of deposit                            53,755             23,885
Cash escrow - horses                                                184,550
Accounts and notes receivable, net
  of allowances of $57,552 and $58,308           168,614            241,601
Mortgage notes receivable, Note 4                 61,807            186,681
Capitalized development costs, Notes 2,12      5,020,059          2,944,303
Capitalized house construction costs,
  net of allowances, Notes 2, 12               2,842,203          1,961,255
Prepaid expenses and deposits                    481,518            282,492
Property not currently under development,
  Notes 2, 12                                  2,791,363          2,995,685
Tenant security deposits                          51,485             79,220
Deferred income tax assets, Note 9             3,992,000          3,992,000

Property, Buildings And Equipment,
  Notes 2, 3, 6, 7

Land                                             386,789            452,061
Buildings                                      3,914,327          5,217,808
Equipment and furnishings                      1,347,903          1,397,097
Construction in progress                                            317,124

    Total Property, Buildings And Equipment    5,649,019          7,384,090
    Accumulated Depreciation                  (2,083,587)        (2,447,881)

    Total Property , Buildings And Equipment,
      Net Of Accumulated Depreciation          3,565,432          4,936,209


                      Total Assets          $ 19,430,106       $ 19,036,109

              See Notes to Financial Statements.

           LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                         LIABILITIES

                                             1996             1995

Accounts payable and accrued expenses        $      507,566   $      419,324
Accrued estimated costs related to developed
 lots and townhouses sold, Note 2                   590,920          267,973
Notes payable - credit lines, Note 6                130,000
Mortgages payable, Note 7                         1,958,581        1,645,985
Customer deposits and advances                       95,137           61,714
Tenant security deposits                             51,485           79,220
Legal settlement payable, Note 5                                     175,000
General unsecured debt - minority investors,
  Notes 1, 8, 11                                 10,067,744       10,406,981
General unsecured debt - Seven Fields
  (DEL) Inc., Notes 1, 8, 11                     49,135,104       50,796,205
      Total Liabilities                          62,536,537       63,852,402

                                SHAREHOLDERS' DEFICIENCY

Shares of beneficial interest, $1 par value,
  5,000,000 shares authorized, 3,484,560
  shares issued and outstanding,
  Notes 1,2,11                                   3,484,560    $    3,484,838
Shareholders' deficit - excess of
  non-discharged debt over assets
  on November 7, 1987 (Date of
  reorganization) Notes 1, 2                   (52,235,399)      (52,240,537)
Retained earnings, since November 7, 1987
  (Date of reorganization)                       5,644,408         3,939,406
     Total Shareholders' Deficiency            (43,106,431)      (44,816,293)

       Total Liabilities And
         Shareholders' Deficiency            $  19,430,106     $  19,036,109

               SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENT OF OPERATIONS
        FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995

                                              1996             1995
Gross Revenue
Rental income                                 $    726,762     $    984,378
Fees & other operating income                       74,622           95,959
Water revenue                                      136,434          126,386
Developed lot & house sales                      6,308,330        6,002,613
Townhouse unit sales                             3,042,633        3,075,848
                                                10,288,781       10,285,184
Costs And Expenses
Cost of Developed Lots And Houses Sold           5,185,294        5,091,927

Cost Of Townhouses Sold                          1,523,056        1,517,937

Other Operating Expenses*                          753,477          874,210

General & Administrative Expenses*                 764,889        1,140,023

Depreciation Expense                               331,269          375,127

                                                 8,557,985        8,999,224

     Operating Income                            1,730,796        1,285,960

Interest Expense*                                  (78,517)         (74,106)
Interest Income                                     52,723          163,419

Income Before Provision for Income Taxes         1,705,002        1,375,273

Provision For Income Taxes, Note 9                                   48,000

     Net Income                               $  1,705,002     $  1,327,273

Net Income Per Share                          $     .49        $     .38

Weighted Average Number Of Shares                3,484,606        3,484,838

       *  See details on the following page.

              See Notes To Financial Statements.

               SEVEN FIELDS DEVELOPMENT COMPANY
             STATEMENT OF OPERATIONS - CONTINUED
             DETAILS OF OTHER OPERATING EXPENSES,
       GENERAL AND ADMINISTRATIVE EXPENSES AND INTEREST EXPENSE
        FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995

                                             1996              1995
Other Operating Expenses
Payroll, payroll taxes and benefits          $     697,813     $     666,067
Repairs and maintenance                            205,623           216,735
Utilities                                          135,792           109,339
Insurance                                          118,257           154,819
Property taxes                                     152,822           184,499
Other operating supplies and services               77,792            92,264

Total Other Operating Expenses                   1,388,099         1,423,723

Less Expenses Capitalized To Development
  And Construction                                (634,622)         (549,513)

Net Other Operating Expenses                  $    753,477      $    874,210

General And Administrative Expenses
Payroll, payroll taxes and benefits           $    391,402      $    406,084
Professional fees                                  129,515           105,763
Professional fees related to litigation and
  pre-reorganization issues                         43,735           396,912
Other general and administrative expenses          238,349           282,510

Total General And Administrative Expenses          803,001         1,191,269

Less Expenses Capitalized To Development
  And Construction                                 (38,112)          (51,246)

Net General And Administrative Expenses       $    764,889      $  1,140,023

Interest Expense
Total interest expense                        $    184,075      $    154,051

Less interest capitalized to development
  and house construction                          (105,558)          (79,945)

Net Interest Expense                          $     78,517      $     74,106

              See Notes To Financial Statements.

               SEVEN FIELDS DEVELOPMENT COMPANY
            STATEMENT OF SHAREHOLDERS' DEFICIENCY
        FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995

                                      Share-
                                      holders'       Retained
                                      Deficit        Earnings    Total
                                      As Of          Since       Share-
                Beneficial Interest   Nov. 7,        Nov. 7,     holders
                Shares     Amount     1987          1987         Deficiency
Balance
Oct. 31, 1994   3,505,591  $3,505,591 $(52,171,982) $2,612,133   $(46,054,258)

Pre-November 7,
1987 Shareholder
  Adjustments**     1,500       1,500      (30,004)                   (28,504)

Net Settlement-
Former Majority
Shareholder
  And Related
  Share-
  holders***     (22,253)     (22,253)     (38,551)                   (60,804)

Net Income-
Year Ended
October 31,
1995                                                  1,327,273     1,327,273

Balance October
31, 1995       3,484,838   $3,484,838  $(52,240,537) $3,939,406  $(44,816,293)

Other
Shareholder
Adjustments         (278)        (278)        5,138                     4,860

Net Income-
Year Ended
October 31,
1996                                                  $1,705,002 $  1,705,002

Balance
October 31,
1996            3,484,560   $3,484,560 $(52,235,399)  $5,644,408 $(43,106,431)

     ** Settlement was reached with an investor during 1995 wherein 1,500 shares and the associated debt were issued to the investor.

     *** Final settlement was reached with former majority shareholder, his family, related companies and shareholders in 1995, whereby the shares and debt of the shareholder were canceled, including the shares acquired from another shareholder. See Note 5.

            See Notes To Financial Statements.

               SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENT OF CASH FLOWS
        FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995

                                                   1996          1995
Cash Flows From Operating Activities
Net income                                         $  1,705,002  $  1,327,273
Provision for income taxes                                             48,000
Depreciation                                            331,269       375,127
Capitalized development costs incurred               (3,304,530)   (2,036,064)
Capitalized house construction costs incurred        (4,575,589)   (4,633,020)
Cost of lots and houses sold                          5,127,737     5,388,355
Changes in other assets and liabilities:
  Restricted cash                                       184,550        (2,085)
  Mortgage notes receivable                             124,874       618,539
  Other assets                                         (128,174)       40,278
  Other liabilities                                     242,419      (136,089)
    Net Cash Flows Provided By
    (Used In) Operating Activities                     (292,442)      990,314

Cash Flows From Investing Activities:
Additions to property, building & equipment            (134,788)   (1,162,419)
Sale of property, buildings, & equipment              1,174,296       972,214
    Total Cash Flows Provided By (Used In)
    Investing Activities                              1,039,508      (190,205)

Cash Flows From Financing Activities:
Repayment of general unsecured debt                  (1,996,020)   (2,026,757)
Proceeds from borrowings                                880,000
Repayment of loans payable                             (437,404)      (54,015)
    Total Cash Flows Used In Financing Activities    (1,553,424)   (2,080,772)

Net Decrease In Cash And Temporary Investments         (806,358)   (1,280,663)
Cash And Temporary Investments, Beginning of Period   1,208,228     2,488,891
Cash And Temporary Investments, End of Period      $    401,870  $  1,208,228

Interest Expense Included In Net Income Above      $     78,517  $     74,106
Interest Paid And Included In Capitalized
  Development And House Construction Costs              105,558        79,945
Accrued Interest Expense                                                1,607

  Total Interest Paid                               $   184,075  $    155,658

Income Taxes Paid                                       None          None

Supplemental Schedule Of Noncash Investing And
  Financing Activities:
  Settlement of Lawsuits With Former
  Majority Shareholder                                           $     60,804
  Pre-November 7, 1987 Shareholder Adjustments                   $     28,504
  Other Investor Adjustments                        $    (4,860)

              See Notes To Financial Statements.

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995

Note 1  Organization And Business

Merger And Restructuring
Seven Fields Development Company, a Pennsylvania Business Trust (the "Company") is the successor by merger to Seven Fields Development Corporation (the "Corporation"), effective April 30, 1995. Use of the term Company hereinafter refers to Seven Fields Development Corporation from November 7, 1987 through April 30, 1995 and Seven Fields Development Company thereafter. In the merger agreement, the Company succeeded to all of the assets, liabilities and historical operations of the Corporation, and the Company is to continue the business of the Corporation, which ceased to exist as a separate corporate entity upon consummation of the merger.

The above described merger was a component of a comprehensive restructuring of the Corporation pursuant to which approximately 83% of its investors (shareholders and debtholders) exchanged their stock and debt ("Company Debt") for the common stock of a newly formed holding company - Seven Fields Development (PA), Inc. ("Seven Fields PA"). As a result of this restructuring, Seven Fields PA holds 83% of the stock and debt of the Company through a wholly owned subsidiary, Seven Fields (DEL), Inc.

Organization Structure, Management And Objectives
The Company was formed for the purpose of merging with the Corporation and thereafter carrying on the business of the Corporation with the objective of maximizing the value of its assets and effecting a dissolution and complete liquidation of its business assets and affairs as soon as practicable. Such liquidation is expected to occur over an extended period of time, as its assets are sold and developed in a manner designed to maximize distributions to the Investors as defined below.

The sole trustee of the Company is Seven Fields Management, Inc. which is also a wholly-owned subsidiary of Seven Fields PA. The directors and officers of Seven Fields Management, Inc. are the same persons who were the directors and officers of the Corporation. The executive officers of the Company are the same persons who were the executive officers of the Corporation.

The Company as survivor of the merger, remains subject to the Bankruptcy Plan under which the Corporation commenced operations on November 7, 1987, as more fully described below.

Business And Operations
The Company's current major activities are the development of its undeveloped property located in Seven Fields Borough, Butler County, PA; rental of the more than 90 townhouse units located in Seven Fields Borough; sale of these existing townhouse units as individual residences; and operation of the municipal water service for Seven Fields Borough. All of these activities focus on the single goal of maximizing the assets of the Company and ultimately distributing such assets to its Investors in complete liquidation at the earliest appropriate time.

Since the bankruptcy Reorganization in 1987, the Company has sold three rental properties, repaid four million dollars of debt other than Company Debt, and returned approximately $7.3 million to its Investors through debt repayments.

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996  AND 1995
                         (CONTINUED)
Note 1  Continued
The Company is not actively acquiring additional property for development, however it expects that it will not be until at least the year 2000 - 2005 before development of its remaining undeveloped property at Seven Fields is completed.

The Company - Before November 7, 1987 (Date of Reorganization)
Seven Fields Development Corporation was formed pursuant to an amended plan of reorganization effective November 7, 1987 (the "Plan"). The Corporation, formerly known as Earned Capital Corporation, was the surviving company of the reorganization proceedings of Earned Capital Corporation, Managed Properties, Inc., Canterbury Village, Inc. and Eastern Arabian, Inc. (the "Debtors") all of which merged, pursuant to the Plan, to form the Company.

The Debtors were formed in 1976 primarily for the purpose of marketing and managing investments in multi-family residential housing developments. From 1976 until May 1986, when the Debtors filed for reorganization under Chapter 11 of the Federal Bankruptcy Code, they acquired four significant real estate projects. The Debtors obtained funding to acquire and/or develop these projects by selling to investors what was purported to be percentage interests in a particular real estate development which would be managed by the Debtors. From 1976 to 1986 the Debtors received approximately $57,000,000 from over 2,600 investors (the "Investors"). These Investors had no management control over the Debtors' affairs. Management of the Debtors was vested exclusively with four stockholders who owned 100% of the stock of the Debtors. Investors' investment balances, including reinvestments, exceeded $69,000,000 when the Debtors filed petitions for reorganization with the Bankruptcy Court.

The Plan Of Reorganization And The Company Subsequent To November 7, 1987 The Plan transferred 100% ownership of the Debtors from the four former stockholders to the more than 2,600 Investors, merged the Debtors into the Company, removed the former shareholders from having involvement in the management or ownership of the reorganized company, and required the repayment in full all debt, secured and unsecured, to creditors on the same terms of agreements then in existence. The Plan also, despite assets with a market value far less than the obligation of the Company to the Investors, did not reduce the face amount of the Company's obligation to those Investors. The liability to the Investors, representing 95% of the Investors' claims, remained a general unsecured debt of the Company and the Company waived discharge of such debt. These non-discharged debts are subordinated to any existing liens and priorities and any future secured debt, and the claimant-creditor, his heirs, assigns or successors may not file suit or take any judgment, or undertake any collection activities.

The Company's Deed of Trust states that the Company's Trustees may declare and pay to the holders of the Company's shares of beneficial interest ("Company Shares"), such liquidating distributions as they deem proper and advisable. However, there is no assurance that any liquidating distribution will ever be declared or paid. Holders of Company shares could only receive a liquidating distribution after all debt had been repaid. Presently, and for the foreseeable future, it is unlikely that there would be any residual assets available for distribution on Company shares.

The general, unsecured debt issued to the Investors bears no interest and is subordinate to existing and future secured debt of the Company. As indicated

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 1  Continued
above, the Plan specified that this debt would be paid as soon as possible. Presently, and for the foreseeable future, the assets of the Company are inadequate to pay a substantial part of this debt. Upon liquidation, payment of this general, unsecured debt ranks behind payment of existing and future secured debt of the Company but before payment to holders of Company Shares.

The restructuring effected in 1995, on a consolidated basis and at the parent company level, eliminated 83% of the debt outstanding to Investors through their exchange of their debt for common stock of Seven Fields (PA), Inc. Because of the requirement of retaining proportionality and the priority of the debt over Company shares, the debt has remained unchanged at the Company level, although 83% of such debt is held by the Company's parent.

Note 2  Summary Of Significant Accounting Policies
Reorganization

Merger And Basis Of Presentation
The merger qualifies as a tax-free reorganization and was accounted for in a manner similar to a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Seven Fields Development Corporation for all periods prior to May 1, 1995. For comparative purposes, certain 1995 amounts have been reclassified to conform to the presentation adopted in 1996.

Reorganization On November 7, 1987
Although the Corporation is the successor in the merger of the four Debtors pursuant to the Plan, the Company was being treated for accounting purposes as if it were a newly created corporation in 1987. Most significantly, the assets upon reorganization have been stated at their appraised value instead of historical cost. Total assets of the Corporation at November 7, 1987 were $18,145,669, including fair market value of all real estate and horses in the amount of $16,792,582 and historical cost for all other assets of $1,353,087. Since total Investor balances exceeded $69,000,000 and other liabilities exceeded $5,000,000, the Company emerged from bankruptcy reorganization proceedings with a shareholders' deficiency of $54,812,544. Assets received from the shareholders and related parties of the debtors and pre-reorganization claims against the Company have been treated as an adjustment of Pre-Reorganization Deficit at November 7, 1987. In addition, as more fully explained in Note 9, $4,080,000 of deferred tax assets was recognized on November 1, 1993.

The Company also filed several lawsuits to recover certain assets from the former shareholders of the Debtors. Recoveries of any such assets serve to reduce the beginning shareholders' deficit which was created as a part of the Plan.

Since there was no adequate historical cost records on the part of the Debtors, the assets of the Company were recorded at appraised value determined by independent appraisals prepared under authority of the Court.

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 2  Continued
Use Of Estimates
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and disclosure of contingencies. Actual results could differ from those estimates. The Company makes significant estimates related to common area development costs which it expects to incur in the future, and costs to complete specific subdivisions of lots from which lots are being sold.

Fixed Assets And Depreciation
Fixed assets are recorded at cost except for assets transferred to the Corporation pursuant to the Plan, which are recorded at appraised value as determined in the bankruptcy reorganization proceedings.

The carrying value of such assets is estimated to be not in excess of net realizable value. No accumulated depreciation was recorded as of the Corporation's reorganization on November 7, 1987, and the Company has used straight line and double declining balance methods utilizing the half year convention in the year of acquisition since bankruptcy reorganization. The Company has selected estimated useful lives for the assets received pursuant to the Plan which approximates the original estimated lives of personal property and the residual lives of the real property.

Development Costs And Other Capitalized Costs
It is the Company's policy to capitalize all material costs related to the development of its property. Costs, including but not limited to legal, engineering, planning and construction, which are specifically identifiable to each phase, are capitalized to the individual phase, and costs which are incurred which benefit all phases being developed or to be developed in the future are allocated to those phases. Costs which are included in the general and administrative cost center and directly related to development activities are capitalized to the development phases under construction during the period. Material interest costs, are capitalized during the construction period of each phase based on the average interest rate of the Company's outstanding debt. The full cost of construction, including overhead, and construction period interest of completed and partially completed houses, has been capitalized.

Estimated costs for amenities and common areas related to phases from which lots are being sold are accrued and a proportionate part of such costs are included in the cost of lots sold.

Revenue Recognition
The Company recognizes revenue on the sale of lots when settlement occurs, or the collectibility of any related receivable is reasonably assured and the Company has completed substantially all obligated development related to the lots sold.

Revenue is recognized upon settlement for houses which the Company constructs provided construction is substantially completed.

The Company recognizes revenue on the sale of its townhouse units at settlement. Sales of lots, or housing units from phases or multi unit buildings where development or construction is not substantially complete

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 2  Continued
is accounted for in accordance with the percentage of completion method, based on estimated cost to be incurred. Rental revenue from the Company's townhouses is recognized on a monthly basis. The Company's leases with its residential tenants are of a six month or one year duration and are typically renewed by the tenant.

PUC Regulated Activities
The Company was granted permission by the Pennsylvania Utility Commission
(PUC) to charge for the water services that the Company provides the residents of Seven Fields Borough effective November 29, 1991.

In accordance with regulations promulgated by the PUC, the Company is required to apply for permission from the PUC to establish, or change the rates it charges its customers, follow PUC accounting policies and procedures, and adhere to all other rules established by the PUC.

Capitalized Development And House Construction Costs
The cost of the inventory of unsold lots is determined based on the lower of the average lot cost for each phase or market. The cost of unsold constructed houses is based on the lower of cost or market for each house.

Provision For Losses
Provisions for losses on notes and accounts receivable and lots and houses are charged to operations when its is determined that the investment in such assets is impaired.

Cash And Cash Equivalents (Cash And Temporary Investments)
For purposes of the statement of cash flows, the Company considers all highly liquid investments, not otherwise restricted, with a maturity of three months or less at the time of purchase to be cash equivalents.

Change Of Accounting Principle And Recent Accounting Developments
The Company adopted FAS No. 115 "Accounting For Certain Investments In Debt And Equity Securities"' issued by the Financial Accounting Standards Board effective November 1, 1994. FAS 115 requires companies to recognize gains and losses due to the fluctuation of market value of such securities. There was no financial impact to the Company as a result of adopting this new standard.

In March 1995 the Financial Accounting Standards Board issued FAS No. 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of". FAS No. 121 establishes standards for determining when an asset impairment should be recognized based primarily on an undiscounted cash flow model. The Company, pending review of its impact, has deferred adoption of this new standard which must be adopted not later than November 1, 1996. Initially it does not seem that there will be a material impact when this standard is adopted.

Note 3  Real Estate Rental Activities
A summary of the historical cost of properties held for rent located at Seven Fields consisting of 91 and 132 residential townhouse units at October 31, 1996 and 1995 respectively, a commercial office building and two

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)



Note 3  Continued
commercial units, all of which are included in property, buildings and equipment on the Company's balance sheets, follows:

                                               October 31,
                                         1996              1995
Land                                     $     386,789     $     452,061
Buildings                                    3,914,327         5,217,808
Equipment And Improvements                     359,349           647,211
                                             4,660,465         6,317,080
     Accumulated Depreciation                1,564,229         2,137,115
                                         $   3,096,236     $   4,179,965

Tenant leases are typically of 6 to 12 month duration. Individual tenants usually renew their leases upon expiration, however the Company is in the process of liquidating its rental townhouses. During 1995 the Company completed construction of a two story office building having 9,434 square feet. The Company occupies 4,717 square feet and rents 4,717 square feet to the Borough of Seven Fields under terms of a five year lease which expires July 31, 2000. The Borough is required to pay all utilities and 50% of the operating costs of the building. The Company has granted the Borough an option to purchase the building at the end of the lease at a then fair market value to be determined on the basis of the average of two appraisals.

Minimum lease payments to be received under non-cancelable operating leases at October 31, 1996 are as follows:

                        1997                  $   321,677
                        1998                       31,545
                        1999                       35,083
                        2000                       28,302
                        Thereafter
                        Total                 $   416,607

Note 4  Mortgage Notes Receivable (Mortgage Assignments)
Commencing in 1993, the Company began financing the purchase of certain of the townhouse units which it sells to individuals. Such financing is facilitated by the Company receiving an assignment of the mortgage note granted by the buyer of the individual townhouse to the mortgagee - Howard Hanna Financial Services. The Company has not perfected its security interest in the underlying collateral in that it is the Company's policy to not record these assignments with the Butler County Recorder of Deeds. The Company intends to sell these mortgages in the open market when market conditions are favorable.

The Company charges operations with any credit loss it incurs on an individual loan basis, and losses because of market changes on an aggregate basis. Market value is determined based on the current discount rates for mortgages of identical terms and interest rates. The Company held the following mortgage note assegnments at October 31, 1996 and 1995:

                             F-13
(PAGE>
               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 4  Continued

                                           1996          1995
Number of  Mortgage Notes                           1             3
Approximate Average Interest Rate              8.125%        7.875%
Final Maturity Date (Predominate)                2024          2024
Face Amount of Mortgage Notes              $   62,910    $  188,125
Carrying Amount of Mortgage Notes
  (Market Value)                           $   61,807    $  186,682


Reconciliation Of The Carrying
  Amounts of Notes
                                           1996          1995
Beginning Balances                         $   186,682   $   805,220

Principal Collected                             (1,160)       (5,476)
Notes Sold                                    (124,055)     (637,225)
Market Valuation Change and
 Realized Gains or (Losses)                        340        24,163

     Ending Balance                         $   61,807   $   186,682

Delinquent Loans                                     0             1
Principal Amount of Delinquent Loans                 0   $    63,627

Note 5  Litigation
The Company has concluded all litigation with the former majority shareholder of the Debtors as a result of a settlement which was finalized in November 1995. The significant terms of this settlement are:

1. The second 50% of the land held by the Company in co-tenancy has been transferred to the Company. The value of this 50% interest has not yet been finally determined, and no additional amount has been included as an asset in the Company's balance sheet.

2. The shareholders' derivative action filed against the Company's current management has been discontinued and withdrawn.

3. All counterclaims assessed by the former majority shareholder against the Company have been discontinued and withdrawn.

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 5  Continued

4. The Company has disbursed $175,000 of the horse escrow account to the former majority shareholder.

5. Both parties agreed to let the court decide the question of ownership of the 45 acres and former majority shareholder's (The "Reillys") residence, and agreed that the Court's decision on this property would be non-appealable. On November 16, 1996, the Court decided to allow the Reilly's to retain title to this property. No amount had been included in the Company's balance sheets for this claim.

6. The Corporation shares and debt owned by the former majority shareholder have been canceled.

Note 6  Notes Payable - Credit Lines
The Company entered into a revolving credit line in the amount of $1,000,000 with National City Bank in November 1995. Interest is payable monthly at the bank's prime rate plus 1%. The credit line is to be used for individual house construction in the Northridge Manor Subdivision and is secured by a mortgage on the Company's property in that subdivision. The credit line matures December 1, 1998 and advances outstanding more than 12 months are to be repaid over a 48 month term. National City may call the notes outstanding on May 15 of each year, however, the Company is allowed 180 days to repay the balance in full. The total amount outstanding as of October 31, 1996 was $130,000, and bears interest of 9 1/4 % per annum.

In August 1996, the Company also entered into a revolving credit line of $1,000,000 with First Western Bank, with interest payable monthly at the bank's prime rate plus 3/4%. The credit line is to be used for constructing up to 12 homes in the Hawthorne Commons Subdivision, and is secured by the Company's property in that subdivision. Borrowings are limited to $80,000 for each house, and any outstanding principal is required to be repaid upon the sale of each house. At October 31, 1996, the Company has no amount outstanding under this line of credit.

Subsequent to the balance sheet date on November 25, 1996, the Company also arranged a third revolving line of credit in the amount of $750,000. The proceeds under this credit line are restricted to the construction of townhouses in the Company's Georgetowne Manor Subdivision. Advances under this credit line will bear interest at First Western Bank's prime rate plus 1/2%, and must be repaid by November 30, 1997.

Note 7  Mortgages Payable
The Company is obligated under a floating rate mortgage note in the amount of $1,231,025 at October 31, 1996. Interest is based on the bank's prime rate plus 5/8%, or fixed annually at the bank's fully absorbed cost of funds, plus 2 1/2%. The rate of interest has been fixed at 8% through April 30, 1997. Repayments are in equal monthly principal and interest installments of $17,391 with a final balloon payment due November 1, 1999. The mortgage note is collateralized by 36 rental townhouse units having a net book value of approximately $737,000 and an approximate fair market value of $2,600,000 based on the recent sales prices of townhouses.

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31 1996 AND 1995
                         (CONTINUED)

Note 7 Continued
On November 29, 1995, the Company granted PNC Bank a mortgage on its office building to secure a term loan in the amount of $750,000. The proceeds of this loan were used to replenish its working capital, and to carry on its development and construction activities. This office building was completed in August 1995 at a cost of $1,263,207. Interest is based on PNC's prime rate plus 1/2% or is fixed at 2 1/4% above PNC's fully absorbed cost of funds and is being amortized over a 15 year term, but matures on December 10, 2000. At October 31, 1996, monthly principal and interest payments are $7,265 based on the current interest rate of 8.12%, which has been fixed through December 10, 1999.

The Company must also comply with certain financial covenants including at all times having a tangible net worth (defined as net worth plus general unsecured debt less deferred tax assets) of $10,000,000, a current ratio of 2 to 1; debt to net worth (adjusted for general unsecured debt and deferred tax assets) of .5 to 1; and debt service coverage of 1.1 to 1. Prior to December 5, 1996, the Company was required to maintain tangible net worth of $12,425,000 at the end of its fiscal year and $11 million during the year. During 1996 the Company's net worth did not meet these requirements, and PNC Bank has waived such non compliance, and on December 5, 1996 reset the net worth covenant at $10 million. It is anticipated that this net worth covenant will periodically be reduced in future years to facilitate the Company's planned liquidation of its assets and distribution of the proceeds of such liquidation to its Debtholders. There are also certain penalties if prepayments exceed specified amounts. Aggregate maturities of long term debt at October 31, 1996 are as follows:

                         1997              $   125,204
                         1998                  145,756
                         1999                  158,163
                         2000                  897,688
                         2001                  631,770


Surety And Mortgage
The Company is contingently liable under terms of a $2,000,000 mortgage it granted a commercial surety company on five of its buildings containing 30 townhouse units at its Seven Fields complex. These townhouses, having an approximate book value of $610,000 at October 31, 1996 and an estimated fair market value based on recent sales of individual townhouses of $2,200,000, serve as collateral for performance and maintenance bonds issued by the surety company totaling $2,400,000, related to the Company's land development. To date, the Company has successfully completed, to the extent possible, and to the satisfaction of the Borough, each of its previous subdivisions and each of its prior bonds have been duly released.

Note 8  Fair Value Of Financial Instruments
The following methods and assumptions were used to estimate the fair value of financial instruments at October 31, 1996:

Cash and temporary investments: The carrying amount reported in the balance sheet for cash and temporary investments approximates fair value.

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31 1996 AND 1995
                         (CONTINUED)

Note 8  Continued

Certificates of deposit, accounts and notes receivable, deposits, and accounts payable: The carrying amounts of these assets and liabilities in the balance sheet approximates fair value.

General unsecured debt - minority investors and general unsecured debt - Seven Fields (DEL) Inc.: The carrying amount of general unsecured debt - minority investors of $10,067,744 and general unsecured debt - Seven Fields
(DEL) Inc. of $49,135,104 is materially in excess of the fair value of these financial instruments. As more fully described in Notes 1 and 11, the general unsecured debt is non-interest bearing, has no maturity date, and legal action by the debt holder to collect is precluded. Furthermore, since the Company emerged from bankruptcy proceedings in 1987, there have been no known sales of the debt in the open market. The amount of this debt, which is ultimately repaid, and the timing of such repayment, is totally dependent upon the Company's success in developing its property and liquidating and distributing its assets to the debtholders. Consequently, this debt is more characteristic of an equity instrument having a preference upon liquidation, bears no interest or dividend rate, has no fixed cash stream, or maturity date. It is not practicable to determine the fair value of the general unsecured debt.

Notes Payable - Credit lines and mortgages payable: The carrying amounts of notes payable - credit lines and mortgages payable approximates fair value since interest rates of the mortgages and credit line notes approximates interest rates currently available to the Company on other debt instruments and the credit line interest rates are of a variable nature.

Note 9 Income Taxes
The Company recognized deferred tax assets of $4,080,000 on November 1, 1993, as a result of adopting statement of financial accounting standard No. 109 "Accounting For Income Taxes". The net deferred tax asset of $4,080,000 is a result of higher tax basis of the Company's assets than the basis recognized for financial reporting purposes at the time of reorganization. Recognition of this deferred tax asset reduced the Shareholders' Deficit created at reorganization.

               SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENT
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 9  Continued
As of October 31, 1996, the Company has federal and state net operating loss carryforwards for tax purposes which, if not utilized, expire as follows:

                 October 31,     Federal          State
                 1997                             $  1,000,000
                 1998                                1,000,000
                 2003            $  2,501,469
                 2004               3,911,434
                 2005               4,605,975
                 2006                 626,911
                 2007                 870,453
                 2008               3,892,382
                 2009               1,202,522
                 2010               1,125,160
                 2011                 454,698
                          Total   $19,191,004      $  2,000,000

For Pennsylvania income tax purposes, losses of not more than $500,000 per year from fiscal years ending October 31, 1989 through October 31, 1994 are available to offset taxable income generated in fiscal 1997 and 1998. Losses generated in fiscal 1996 may be used to offset income generated in fiscal years 1997 and 1998. The maximum net operating loss that may be used in any fiscal year is $1,000,000.

Adoption of FAS 109 permitted the Company to recognize deferred tax assets substantially equivalent to the estimated tax benefits to be derived from the excess of the tax basis of the Company's assets at reorganization over the asset amounts used for financial reporting purposes. The Company has also estimated the extent to which the deferred tax asset should be reduced by a valuation allowance so that the asset will not be carried in excess of its estimated realizable value.

The net realizability of the deferred income tax assets is re-evaluated annually. The deferred tax asset which the Company estimated will be realizable is calculated annually to be an amount not to exceed 7 times the average pre-tax income for the latest two fiscal years at the tax rates in effect at that time. The Company's ability to utilize its deferred tax assets is based solely on its ability to generate sufficient pre-tax income in the future prior to its complete liquidation, which is limited by the total property which the Company has available to develop in the future. As more fully explained in Note 1, the Company does not intend to acquire additional property to develop, but intends only to develop its existing property, liquidate its remaining assets, and distribute its assets to its Investors. It is estimated that this process will not be completed until the years 2000 to 2005.

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 9  Continued
At October 31, 1996, the significant components of the Company's deferred tax assets are as follows:

                                    Federal       State         Total
Tax over financial reporting basis
  of assets originating at
  reorganization                    $  2,573,293  $     840,011  $  3,413,304

Net operating loss carryforwards
  resulting from the utilization of
  the higher tax basis of assets
  since reorganization                 6,457,009        199,800     6,656,809

Potential tax benefit at
  October 31, 1996                     9,030,302      1,039,811    10,070,113

Valuation allowance -
  Reduction for estimated
  unutilized deferred tax assets       5,863,302        214,811     6,078,113

Net Deferred Tax Assets             $  3,167,000   $    825,000  $  3,992,000


Significant components of the provision for income taxes are as follows:


                                      Year Ended October 31,
                                           1996         1995
Deferred:

Federal                                    $ (157,000)  $  (10,000)
State                                         157,000       58,000

Provision For Income Taxes                 $            $   48,000

A reconciliation of income taxes with the amounts which would result from applying the U.S. statutory rate follows:

                                           Year Ended October 31,
                                           1996          1995
Tax at U.S. Statutory Rate                 $  579,701    $  467,593
State Income Taxes Net of Federal Benefit     112,418        90,677
State Deferred Tax Adjustment For Rate
  Change                                                     18,000
Utilization of Deferred Income Tax Asset     (692,119)     (528,270)
    Provision For Income Taxes              $            $   48,000

Note 10  Temporary Investments
Temporary investments at October 31, 1996 and 1995 consist of $149,825 and $1,205,919 respectively invested in PNC Bank's PNC Investment Short Term Common Trust Fund. The underlying securities which consist of U.S. Treasury

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 10  Continued
and U.S. Government Agency obligations and repurchase agreements relating to such obligations have average maturities of 20 to 60 days. The proceeds are deposited automatically to the Company's operating account as needed. Cost and market value of temporary investments are identical to each other at October 31, 1995 and 1996.

Note 11 Capital Stock And Subordinated Debt
The Company, at the time of its bankruptcy reorganization on November 7, 1987, as prescribed by the Plan, issued to the Investors certificates intended to represent shares of common stock and general, unsecured debt of the Company. The certificates representing the shares state (a) the number of shares issued, (b) total amount of the Investor's claim and (c) the amount of such claim as represented by the shares and the undischarged indebtedness owed to Investors by the Company. The certificates also have the following statement printed thereon: "The equity and debt interests represented hereby are not severable." The Board of Directors of the Company, on August 25, 1989, passed a resolution which provided that the shares and the debt held by each Investor shall be severable and separately transferable.

The two separate instruments have the following characteristics.

General Unsecured Debt (Subordinated Debt)
:      Subordinate to all existing debt at Reorganization (November 7, 1987)

:      Subordinate to all future secured debt incurred

:      Non-interest bearing

:      Legal action to collect is precluded

:      No voting rights

: Issued at 95% of face value of Investors' account balance regardless of the value of the underlying assets available to pay this debt
Trust Shares

:      Voting stock

:      Issued at 5% of face value of Investors' account balance

: Presently and for the foreseeable future has no liquidation value because of the excess of debt over assets

: Presently and for the foreseeable future will not have dividends declared and it is anticipated that no dividends will ever be paid because of the excess of the Company's debt over its assets

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)
Note 11  Continued
Subsequent to the merger and restructuring described in Note 1, 83% of the Company's stock and debt is held by Seven Fields DEL, a wholly-owned subsidiary of Seven Fields PA. Seven Fields PA acquired 83% of the Company's debt and stock in exchange for its common stock from those Investors (83%) who accepted the Seven Fields PA's exchange offer.

Note 12 Capitalized Development Costs, House Construction Costs, PUC Regulated Water Costs And Property Held For Investment And Future Development The Company has incurred substantial costs in continuing the development of certain of its property located at Seven Fields, Butler County, PA. The Company's development and house construction activities for the years ended October 31, 1996 and October 31, 1995 are summarized below for each of the areas of significant activity.

              THIS PAGE LEFT BLANK INTENTIONALLY

              SEVEN FIELDS DEVELOPMENT COMPANY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 12  Continued
The following information summarizes development activities for 1996.

                         Com-
               Colon-    mercial  Com-
               ial       North    mercial
               Heights   Pointe   Retail& Brandy-   Brandy-  North    George-
               I, II,    Center   Service wine      wine     Ridge    town
               & III     Phase P  Phase Q Woods     Commons  Manor    Manor

Acres          82        18       5       34        9        17       10
Total Lots     158       6        3       75        44       45       77
Unsold Lots    9         5        1        8        2        38       69

Balance
October
31, 1995        $399,963 $471,484 $202,348 $387,800 $195,036 $685,185 $573,645

1996 Costs
Capitalized:
Reclassify
Land Costs
Engineering &
Supervision        3,937    6,150   17,603   15,093   18,979   25,462   27,359
Excavation &
Construction      65,528    1,647   44,934   14,649   11,382  142,597  287,338
Overhead
Allocated          1,584    3,972    1,584    1,584    2,388    3,972    3,972
Interest                                                                 5,400

Total
Accumulated
Costs            471,012  483,253  266,469  419,126  227,785  857,216  897,714

Less Cost of
Houses And
Lots Sold        282,856   88,548   63,534  261,526  194,838  147,551  111,720

Balance
October 31,
1996            $188,156 $394,705 $202,935 $157,600 $ 32,947 $709,665 $785,994

Classification
of Costs:

House
Construction &
Development      188,156  394,705  202,935  157,600   32,947  709,665  785,994
Unutilized Land
Property, Plant
& Equipment     $188,156 $394,705 $202,935 $157,600 $ 32,947 $709,665 $785,994

                                                       Single
                                 Moon,                 And
North                 Un-        Townhouse,            Multi-
Ridge      Hawthorne  utilized   Water &    Office     Family
Estates    Commons    Parcels    Other      Building   Houses     Total

31         24          245        40         3
56         96
46         96
                       $2,356,397 $1,015,303 $1,580,331 $1,961,257 $ 9,828,749

$  265,302 $  317,481    (431,358)             (317,123)   165,698
    55,426     88,050     106,222      2,000               521,858     888,139
 1,144,554    858,861     111,674      5,065             3,848,023   6,536,252
     3,972      7,944       7,140                                       38,112
    30,150     30,000                                       40,008     105,558

 1,499,404  1,302,336   2,150,075  1,022,368  1,263,208  6,536,844  17,396,810

   271,289                            11,234             3,694,641   5,127,737

$1,228,115 $1,302,336  $2,150,075 $1,011,134 $1,263,208 $2,842,203 $12,269,073

 1,228,115  1,302,336                 17,606             2,842,203   7,862,262

                        2,150,075    641,288                         2,791,363
                                     352,240  1,263,208              1,615,448

$1,228,115 $1,302,336  $2,150,075 $1,011,134 $1,263,208 $2,842,203 $12,269,073



                                  Residential &  Residential &
Estimated Additional Costs To Be  Commercial     Commercial
Incurred In Next 5 Years          Land           Building
                                  Development    Construction    Total

1997                              $   852,000    $   5,564,000   $   6,416,000
1998                                2,052,000        7,948,000      10,000,000
1999                                  640,000        6,876,000       7,516,000
2000*                                 336,000        5,352,000       5,688,000
2001*                               1,400,000        4,552,000       5,952,000

 * Incomplete Data

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 12  Continued
The following information summarizes development activities for 1995.

               Colonial
               Heights    Commer-    Commer-   Brandy-     Brandy-  North
               I, II      cial       cial      wine        wine     Ridge
               & III      Phase P    Phase Q   Woods       Commons  Manor
Acres          82         18         5         34          9        17
Total Lots     158        6          3         75          44       45
Unsold Lots    17         6          2         20          12       45

Balance
October 31,
1994           $ 633,270  $ 242,569  $ 117,406  $ 646,340  $ 521,400

1995 Costs
Capitalized:
Reclassify Land
 Costs                                                                 125,003
Engineering &
 Supervision       5,991     22,293     14,990      5,431      2,576    67,076
Excavation &
 Construction     67,256    198,878    124,323     18,896     14,313   477,062
Overhead
  Allocated        4,044      4,044      4,044      4,044      4,044     4,044
Interest                      3,700      1,900                          12,000

Total Accum-
  ulated Costs   710,561    471,484    262,663    674,711    542,333   685,185

Less Cost of
  Houses And
  Lots Sold      310,598                60,315    286,911    347,297

Balance
October 31,
1995             399,963    471,484    202,348    387,800    195,036   685,185

Classification
of Costs:

House
Construction
& Development    399,963    471,484    202,348    387,800    195,036   685,185
Unutilized Land
Property,
  Plant
  & Equipment
               $ 399,963  $ 471,484  $ 202,348  $ 387,800  $ 195,036 $ 685,185

                                  Office
                       Moon Twp., And
George-     Ununtil-   Water      Garden     Single     Multi-
town        ized       And        Apart-     Family     Family
Manor       Parcels    Other      ments      Houses     Houses     Total
10          300        40         3
77
77
            $2,170,643 $  977,540 $  550,553 $  743,029 $  879,663 $  7,482,413
$197,145      (322,148)
  15,512       123,507     11,155     33,056     75,394    125,424      502,405
 343,888       369,105     38,390    968,602  1,668,095  2,177,676    6,466,484
     900        15,290                10,120                             50,574
  16,200                              18,000     12,230     13,016       77,046

 573,645     2,356,397  1,027,085  1,580,331  2,498,748  3,195,779   14,578,922

                           11,782             1,593,904  2,139,366    4,750,173

 573,645     2,356,397  1,015,303  1,580,331    904,844  1,056,413    9,828,749

 573,645                   28,840               904,844  1,056,413    4,905,558

             2,356,397    639,288                                     2,995,685

                          347,175  1,580,331                          1,927,506

$573,645    $2,356,397 $1,015,303 $1,580,331  $ 904,844 $1,056,413  $ 9,828,749

                                     Residential
                                     & Commercial Residential
                                     Land         & Commercial
Estimated Additional Costs To Be     Development  Construction  Total
  Incurred In Next 5 Years

1996                                 $2,974,000   $7,016,000    $ 9,990,000
1997                                  2,244,000    9,534,000     11,778,000
1998                                    614,000    7,422,000      8,036,000
1999*                                   174,000    6,102,000      6,276,000
2000*                                 1,791,000    4,782,000      6,573,000

* Incomplete Data

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND  1995
                         (CONTINUED)

Note 13  Business Segment Information

                          For The Year Ended October 31, (000's)
                          1996                            1995

                        Develop-                        Develop-
                        ment,                           ment,
                        Con-                 Rental     Con-
             Rental &   struction            &          struction
             General    & PUC                General    & PUC
             Operations Activities  Total    Operations Activities  Total
Gross
  Operating
  Revenue    $  801      $ 9,488    $10,289  $1,080     $ 9,205     $10,285

Costs &
  Operating
  Expenses      785        7,442      8,227     975       7,649      8,624

Depreciation
  Expense       269           62        331     329          46        375

Operating
Income (Loss)
               (253)       1,984      1,731    (224)      1,510      1,286

Total
Identifiable
Assets         7,861      11,569     19,430   8,704      10,332     19,036

Capital
  Expendi-
  tures       $   16     $   119    $   135  $   98     $ 1,064    $ 1,162

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)
Note 14  Concentration Of Credit Risks
The Company's customers are the general public for the rental of apartments in its rental project and customers, mostly its tenants, to which water utility services are provided. The Company has historically incurred minimal credit losses.

From time to time the Company maintains cash deposits with its principal bank in excess of the FDIC insured limits.

The Company began financing certain of the sales of its townhouses during 1993. The mortgage originator, in whose name the mortgage is recorded as a first mortgage on the townhouse sold, assigns the mortgage note to the Company, which assumes all of the market and credit risks related to the note. As of October 31, 1995 and 1996, the Company held $186,682 and $61,807 respectively of these mortgage note assignments. The Company's interest in the underlying collateral is not perfected in that it is the Company's policy to not record the mortgage note assignments with the Butler County Recorder of Deeds. The Company recognized gains of $340 in 1996 and $24,163 in 1995 on these mortgage notes as a result of changes in market interest rates.
The Company will continue to be susceptible to possible future losses as long term interest rates continue to fluctuate. The risk of such losses can be somewhat mitigated by the higher yield earned on the mortgage note assignments held by the Company, than it earns on other funds it invests short term.

Note 15  Environmental Matters
The Company knows of no environmental risks associated with its properties and operations.

Note 16  Related Party Transactions
A shareholder and director of Seven Fields PA provided the Company with certain design and architectural services and was paid $210 for such services. In addition, the law firm in which a director of Seven Fields PA is a principal was paid $8,445 for legal services provided to the Company. The Company's management believes that the Company received services of economic value equivalent to the amounts paid.

The Company made available a $135,000 construction loan to a homeowners association of property owners which have purchased the Company's townhouses. The loan bears interest at 10.25% with principal and interest payments of $1,803 beginning December 1, 1996. The loan is to be used for certain improvements to townhouses in the Castle Creek development, and is secured by all present and future homeowner's fees. The loan matures November 1, 2001. The total amount outstanding at October 31, 1996 was $8,240.

               SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 1996 AND 1995
                         (CONTINUED)

Note 17 Subsequent Events
Additional Distribution on General Unsecured Debt
The Company made its fifth distribution in partial repayment of its General Unsecured Debt on December 12, 1996, in the amount of $997,932 or approximately 1 1/2% of the original amount of this debt.

                          EXHIBIT INDEX


Exhibit No.     Description

3.1             Deed of Trust of the Registrant (5)

3.2             By-Laws of the Registrant (5)

4.1             Excerpt of Amended Plan of Reorganization (1)

4.2 Specimen Certificate for shares of beneficial interest in Registrant (5)

4.3 Specimen Note representing general unsecured subordinated debt of Registrant after separation of stock and debt (2)

4.4             Shareholder Protection Rights Agreement (3)

4.5 Amendment dated October 11, 1994 to Shareholder Protection Rights Agreement (5)

10.1 Rates, rules and regulations governing the distribution of water service - PA Public Utility Commission (3)

10.2 Plan and Agreement of Merger between the Registrant and Seven Fields Development Corporation (5)

10.3 Mortgage Note dated October 28, 1994 of the Registrant to PNC Bank, National Association (6)

10.4 Open End Mortgage and Security Agreement dated October 28, 1994 between the Registrant and PNC Bank, National Association (6)

10.5 Assignment of Rents, Leases and Profits dated October 28, 1994 between the Registrant and PNC Bank, National Association (6)

10.6 Amendment to Loan Documents of October 28, 1994 and release from mortgage between registrant and PNC Bank, National Association dated May 1, 1996.

10.7 Amendment to Loan Documents of October 28, 1994 related to financial covenant for the maintenance of minimum tangible net worth, between the Registrant and PNC Bank, National Association.

10.8 Surety Agreement dated October 28, 1994 between the Registrant and Allegheny Surety Company (6)

10.9 Mortgage dated October 28, 1994 between the Registrant and Allegheny Surety Company (6)

10.10           Settlement Agreement with former majority shareholder (7)

10.11           Promissory Note dated November 29, 1995 to PNC Bank (7)

10.12           Open End Mortgage and Security Agreement dated
                November 29, 1995 to PNC Bank (7)

10.13           Assignment of Rents dated November 29, 1995 to PNC Bank (7)

10.14 Revolving Line of Credit Loan Agreement dated November 13, 1995 between the Registrant and Integra Bank (7)

10.15 Open End Mortgage and Security Agreement dated November 13, 1995 between the Registrant and Integra Bank (7)

10.16 Agreement for Assignment of Sales Agreements and Contract Deposits dated November 13, 1995 between the Registrant and Integra Bank (7)

10.17 Office Lease dated August 1, 1995 between the Registrant and The Borough of Seven Fields (7)

10.18           Management and Administrative Services Agreement dated
                April 30, 1995 (7)

10.19 Revolving line of credit loan agreement, open-end mortgage and security agreement, and revolving line of credit note dated August 13, 1996 between the Registrant and First Western Bank National Association.

10.20 Revolving line of credit loan agreement, open-end mortgage and security agreement, cross-default agreement, and revolving line of credit note dated November 25, 1996 between the Registrant and First Western Bank National Association.

27              Financial Data Schedule - 1996

(1) Filed as exhibit to the Registrant's Registration Statement on Form 10 filed October 23, 1989 and incorporated herein by reference.

(2) Filed as exhibit to the Registrant's Annual Report on Form 10-K filed February 13, 1991 and incorporated herein by reference.

(3) Filed as exhibit to the Registrant's Annual Report on Form 10-K filed January 29, 1992 and incorporated herein by reference.

(4) Filed as exhibit to the Registrant's Annual Report on Form 10-K filed on February 10, 1993 and incorporated herein by reference.

(5) Filed as exhibit to Registration Statement on Form S-4, File No. 33-85102, and incorporated herein by reference.

(6)             Filed as exhibit to Registrant's Annual Report on
                Form 10-KSB filed January 27, 1995 and incorporated herein by reference.

(7)             Filed as exhibit to Registrant's Annual Report on
                Form 10-KSB filed January 26, 1996 and incorporated herein by reference.