Form 10KSB/A
period 1996-10-31
SEVEN FIELDS DEVELOPMENT CO
filed 1997-02-24
CIK 931405

U.S. Securities and Exchange Commission
Washington, D.C.  20549
Form 10-KSB/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the fiscal year ended October 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from .............. to .................
                    Commission file number  0-18055

                   SEVEN FIELDS DEVELOPMENT COMPANY
            (Name of small business issuer in its charter)

                Pennsylvania                 25-1561828
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification No.)

             2200 GARDEN DRIVE, SUITE 200, MARS, PA  16046-7846
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

Signature              Title                               Date
/s/PAUL VOYTIK         President (Principal Executive      February 20, 1997
-----------
Paul Voytik            Officer) and Director *

/s/ROMAN POLNYJ        Chief Financial Officer (Principal  February 20, 1997
------------
Roman Polnyj           Financial and Accounting Officer)

/s/GEORGE K. WRIGHT    Director *                          February 20, 1997
----------------
George K. Wright

/s/SAMUEL A. GOLDBERG  Director *                          February 20, 1997
------------------
Samuel A. Goldberg

/s/MICHAEL BURKHART    Director *                          February 20, 1997
----------------
Michael Burkhart

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