Form 10QSB
period 1997-01-31
SEVEN FIELDS DEVELOPMENT CO
filed 1997-02-27
CIK 931405

                U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
        For the quarterly period ended January 31, 1997.

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

  Yes  XX            No ___

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      As of February 11,1997 there were 3,484,560 shares of the issuer's beneficial interests outstanding

Transitional Small Business Disclosure Format
  Yes ____           No  XX

                   SEVEN FIELDS DEVELOPMENT COMPANY


                               Form 10-QSB

          FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996


                    PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

                     SEVEN FIELDS DEVELOPMENT COMPANY
                               BALANCE SHEETS
               AS OF JANUARY 31, 1997 AND OCTOBER 31, 1996

                                  ASSETS
[CAPTION]
                                            1997                 1996

Cash                                  $        9,647       $      252,045
Temporary investments                         62,016              149,825
  Total Cash & Temporary Investments  $       71,663       $      401,870

Certificate of deposit                $       60,416       $       53,755
Accounts and notes receivable, net of
  allowances of $57,552                      150,979              168,614
Mortgage notes receivable                     61,753               61,807
Capitalized development costs              5,059,145            5,020,059
Capitalized house construction costs       2,673,356            2,842,203
Prepaid expenses and deposits                394,767              481,518
Property not currently under
  development                              2,649,843            2,791,363
Tenant security deposits                      41,240               51,485
Deferred income tax assets                 3,846,000            3,992,000

Property, Buildings &
  Equipment
Land                                   $     385,197        $     386,789
Buildings                                  3,882,535            3,914,327
Equipment and furnishings                  1,352,111            1,347,903
Construction in progress                     208,430

  Total Property, Buildings and
    Equipment                          $   5,828,273        $   5,649,019
  Accumulated Depreciation                (2,138,622)          (2,083,587)

  Total Property, Buildings and
    Equipment, Net of
    Accumulated Depreciation           $   3,689,651        $   3,565,432

  Total Assets                         $  18,698,813        $  19,430,106

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                LIABILITIES

[CAPTION]
                                                1997            1996

Accounts payable and accrued expenses      $    101,300     $    507,566
Accrued estimated costs related to
  developed lots and townhouses sold            692,463          590,920
Notes payable - credit lines                    527,750          130,000
Mortgages payable                             1,924,642        1,958,581
Customer deposits and advances                   93,593           95,137
Tenant security deposits                         41,240           51,485
General unsecured debt - minority
  investors                                   9,897,933       10,067,744
General unsecured debt -
  Seven Fields (Del), Inc.                   48,306,984       49,135,104
    Total Liabilities                      $ 61,585,905     $ 62,536,537

                         SHAREHOLDERS' DEFICIENCY
Shares of beneficial interest, $1 par value
  5,000,000 shares authorized,
  3,484,560 shares
  issued and outstanding                   $  3,484,560    $  3,484,560
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of reorganization) (52,235,399)    (52,235,399)
Retained earnings, since
  November 7, 1987
  (Date of reorganization)                    5,863,747       5,644,408

    Total Shareholders' Deficiency         $(42,887,092)   $(43,106,431)

      Total Liabilities and
       Shareholders' Deficiency            $ 18,698,813    $ 19,430,106

                     SEVEN FIELDS DEVELOPMENT COMPANY
                          STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
[CAPTION]

                                                1997            1996

Gross Revenue
Rental income                              $   137,904     $   205,352
Fees & other operating income                   17,074          16,914
Water revenue                                   36,133          32,030
Developed lot and house sales                2,368,441       1,096,742
Townhouse unit sales                            76,900         807,475
                                           $ 2,636,452     $ 2,158,513

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 1,694,662     $   900,384

Cost of Townhouses Sold                    $    72,223     $   372,625

Other Operating Expenses*                  $   177,243     $   169,684

General & Administrative Expenses*         $   220,336     $   224,315

Depreciation Expense                       $    72,230     $    93,798

     Operating Income                      $   399,758     $   397,707

Interest Expense*                          $   (40,072)    $   (27,148)
Interest Income                            $     5,653     $    17,840

Income Before
 Provision for Income Taxes                $   365,339     $   388,399

Provision for Income Taxes                 $   146,000

    Net Income                             $   219,339     $   388,399

    Net Income Per Share                   $    .06        $    .11

Weighted Average Number of Shares            3,484,560       3,484,560

* See details on following page.

                     SEVEN FIELDS DEVELOPMENT COMPANY
                    STATEMENT OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
           FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
[CAPTION]
                                                 1997           1996

Other Operating Expenses
Payroll, payroll taxes and benefits         $   213,630    $   174,501
Repairs & maintenance                            44,928         34,369
Utilities                                        25,662         20,561
Insurance                                        29,525         34,200
Property taxes                                   39,148         38,198
Other operating supplies & services              15,362         18,965

Total Other Operating Expenses              $   368,255    $   320,794

Less Costs Capitalized To
  Development and Construction                 (191,012)      (151,110)

Net Other Operating Expenses                $   177,243    $   169,684


General And Administrative Expenses
Payroll, payroll taxes and benefits         $   109,957    $   114,468
Professional fees                                54,164         41,381
Professional fees related to litigation
  and pre-reorganization issues                                 14,607
Other general and administrative
  expenses                                       71,659         63,387

Total General and Administrative
  Expenses                                  $   235,780    $   233,843

Less Costs Capitalized To
  Development and Construction                  (15,444)       ( 9,528)
Net General and Administrative
  Expenses                                  $   220,336    $   224,315


Interest Expense
Total Interest Expense                      $    48,755    $    52,108

Less Interest Capitalized to
  Development and House
  Construction                                   (8,683)       (24,960)

Net Interest Expense                        $    40,072    $    27,148

                     SEVEN FIELDS DEVELOPMENT COMPANY
                      STATEMENT OF RETAINED EARNINGS,
                FOR THE THREE MONTHS ENDED JANUARY 31, 1997

[CAPTION]

                      STATEMENT OF RETAINED EARNINGS

Retained earnings - beginning                         $   5,644,408

Net income for the three month period                       219,339

Retained earnings - ending                            $   5,863,747

                     SEVEN FIELDS DEVELOPMENT COMPANY
                          STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
[CAPTION]
                                                1997            1996

Cash Flows From Operating Activities:
Net income                                 $   219,339    $    388,399
Provision for income taxes                     146,000
Depreciation                                    72,230          93,798
Capitalized development costs incurred        (314,443)       (271,506)
Capitalized house construction
  costs incurred                            (1,035,085)       (651,017)
Cost of lots & houses sold                   1,620,809         849,451
Changes in other assets & liabilities:
  Restricted cash                                              184,550
  Mortgage notes receivable                         54          59,345
  Other assets                                 107,970         221,066
  Other liabilities                           (316,512)       (345,522)
Net Cash Flows Provided By
 Operating Activities                      $   500,362    $    528,564

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $  (215,295)   $    (29,335)
Sale of property, buildings & equipment         18,846         245,967
Total Cash Flows Provided By (Used In)
  Investing Activities                     $  (196,449)   $    216,632

Cash Flows From Financing Activities:
Repayment of general unsecured debt        $  (997,931)   $ (1,986,615)
Repayment of mortgages & notes payable        (103,939)        (20,409)
Proceeds from borrowing                        467,750         750,000
Total Cash Flows Used in
  Financing Activities                     $  (634,120)   $ (1,257,024)
Net Decrease in Cash And
  Temporary Investments                    $  (330,207)   $   (511,828)
Cash & Temporary Investments,
  Beginning of Period                      $   401,870    $  1,208,228
Cash & Temporary Investments,
  End of Period                            $    71,663    $    696,400

Interest Expense Included in
  Net Income Above                         $    40,072    $     27,148
Interest Paid & Included in Capitalized
 Development and House Construction Costs  $     8,683    $     24,960
Total Interest Paid                        $    48,755    $     52,108

Supplemental Schedule of Noncash
  Investing and Financing Activities:
  Pre-November 7, 1987 investor
  adjustment                                              $      5,138

                     SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996

Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report for the two years in the period ended October 31, 1996.

For comparative purposes, certain 1996 amounts have been reclassified to conform to the presentation adopted in 1997.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved due to generation of net profit of $219,339 in the first three months of 1997. The Company obtained a $250,000 unsecured line of credit from PNC Bank, N.A.; however, no amounts have been drawn on the line of credit. Cash from operations and reserves was used to fund repayment of general unsecured debt of $997,931.

Inventory at the end of the first quarter of 1997 consisted of thirteen single family homes in various stages of construction including two model homes, two homes under agreement of sale, and nine homes available for sale. Also included in inventory are thirty-three multi-family homes, in various stages of construction, including two model homes, twelve homes under agreement of sale and nineteen homes available for sale.

Development of land for a real estate sales center neared completion in the quarter and construction of the building shall commence in the second quarter.

Results of Operations for the Three Month Periods

In 1997, rental income decreased from the prior year's period by $67,448 due to the sale of townhouse units. Since one of these townhouse units was sold in 1997 and eleven were sold in 1996, gross revenue from townhouse unit sales decreased in 1997 by $730,575. Developed lot and house sales increased from 1996 to 1997 by $1,271,699 due to sales of six lots, seven houses, two multi-family units and one commercial lot in 1997, compared with four lots, four houses, and five multi-family units a year earlier. As a result of the above and other minor variations, total gross revenue in the period increased by $477,939 from the prior year's period.

Cost of developed lots and houses sold increased by $794,278 in 1997 and cost of townhouses sold decreased by $300,402 in 1997; both such variations are due primarily to corresponding proportionate changes in sales volumes.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Results of Operations for Three Month Periods (Con't)

Due primarily to type of product sold and respective sales volumes, the Company's income before provision for income taxes decreased from 1996 to 1997 by $23,060.

The Company recognized a provision for income tax in 1997 of $146,000; such amount serves to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

Part II - Item 1     Legal Proceedings

None


OTHER INFORMATION

    Item 6.   Exhibits and Other Reports on Form 8-K

       (a)  Exhibits
              None

        (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended January 31, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Seven Fields Development Company



Date: March 7, 1997  By:   George K. Wright, Vice-President


Date: March 7, 1997  By:    Roman Polnyj, Chief Financial Officer