Form 10QSB
period 1997-04-30
SEVEN FIELDS DEVELOPMENT CO
filed 1997-06-11
CIK 931405

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
        For the quarterly period ended April 30, 1997.

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

  Yes  XX            No ___


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       As of May 28, 1997 there were 3,484,560 shares of the issuer's beneficial interests outstanding

Transitional Small Business Disclosure Format
  Yes ____           No  XX


                   SEVEN FIELDS DEVELOPMENT COMPANY


                               Form 10-QSB

            FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996


                    PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements


                     SEVEN FIELDS DEVELOPMENT COMPANY
                               BALANCE SHEETS
                AS OF APRIL 30, 1997 AND OCTOBER 31, 1996

                                  ASSETS

                                           1997                 1996

Cash                                  $       18,939        $     252,045
Temporary investments                        107,812              149,825
  Total Cash & Temporary Investments  $      126,751        $     401,870

Certificate of deposit                $       65,906        $      53,755
Accounts and notes receivable, net of
  allowances of $57,552                      193,665              168,614
Mortgage notes receivable                     61,507               61,807
Capitalized development costs              4,995,698            5,020,059
Capitalized house construction costs,
  net of allowances                        3,204,710            2,842,203
Prepaid expenses and deposits                321,951              481,518
Property not currently under
  development                              2,711,783            2,791,363
Tenant security deposits                      40,540               51,485
Deferred income tax assets                 3,846,000            3,992,000

Property, Buildings &
  Equipment
Land                                   $     378,829        $     386,789
Buildings                                  3,755,366            3,914,327
Equipment and furnishings                  1,328,801            1,347,903
Construction in progress                     309,798

   Total Property, Buildings and
               Equipment               $   5,772,794        $   5,649,019
   Accumulated Depreciation               (2,119,777)          (2,083,587)

   Total Property, Buildings and
      Equipment, Net Of
      Accumulated Depreciation         $   3,653,017        $   3,565,432

             Total Assets              $  19,221,528        $  19,430,106

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                LIABILITIES

                                                1997            1996
Accounts payable and accrued expenses      $     70,919     $    507,566
Accrued estimated costs related to
  developed lots and townhouses sold            682,433          590,920
Notes payable - credit lines                  1,108,875          130,000
Mortgages payable                             1,888,877        1,958,581
Customer deposits and advances                  136,039           95,137
Tenant security deposits                         40,540           51,485
General unsecured debt - minority
  investors                                   9,897,933       10,067,744
General unsecured debt -
  Seven Fields (Del), Inc.                   48,306,984       49,135,104
    Total Liabilities                      $ 62,132,600     $ 62,536,537


                         SHAREHOLDERS' DEFICIENCY
Shares of beneficial interest, $1 par value
  5,000,000 shares authorized,
  3,484,560 shares issued and outstanding  $  3,484,560     $  3,484,560
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of reorganization) (52,235,399)     (52,235,399)
Retained earnings, since November 7, 1987
  (Date of reorganization)                    5,839,767        5,644,408

    Total Shareholders' Deficiency         $(42,911,072)    $(43,106,431)



      Total Liabilities and
       Shareholders' Deficiency            $ 19,221,528     $ 19,430,106

                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996

                                                1997            1996
Gross Revenue
Rental income                              $   126,405     $   186,493
Fees & other operating income                   17,175          17,056
Water revenue                                   36,662          32,360
Developed lot and house sales                1,174,366       1,356,310
Townhouse unit sales                           308,574         647,569
                                           $ 1,663,182     $ 2,239,788

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 1,057,075     $ 1,159,461

Cost of Townhouses Sold                    $   168,512     $   343,587

Other Operating Expenses*                  $   168,516     $   154,412

General & Administrative Expenses*         $   191,736     $   224,435

Depreciation Expense                       $    72,074     $    84,940

     Operating Income                      $     5,269     $   272,953

Interest Expense*                          $   (36,203)    $   (20,597)
Interest Income                            $     6,954     $    13,190

Net Income(Loss)                           $   (23,980)    $   265,546


    Net Income(Loss)Per Share              $   (.01)       $    .08

Weighted Average Number of Shares            3,484,560       3,484,560


* See details on following page.

                     SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
            FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                                 1997           1996

Other Operating Expenses
Payroll, payroll taxes and benefits         $   159,939    $   146,711
Repairs & maintenance                            40,849         42,683
Utilities                                        32,997         33,362
Insurance                                        31,445         34,200
Property taxes                                   37,761         27,753
Other operating supplies & services              23,187         18,327

Total Other Operating Expenses              $   326,178    $   303,036

Less Expenses Capitalized To
  Development and Construction                 (157,662)      (148,624)

Net Other Operating Expenses                $   168,516    $   154,412


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    89,442    $    92,175
Professional fees                                37,603         49,621
Professional fees related to litigation
  and pre-reorganization issues                                 27,672
Other general and administrative
  expenses                                       80,135         64,495

Total General and Administrative
  Expenses                                  $   207,180    $   233,963

Less Expenses Capitalized To
  Development and Construction                  (15,444)        (9,528)
Net General and Administrative
  Expenses                                  $   191,736    $   224,435


Interest Expense
  Total Interest Expense                    $    53,036    $    48,788

  Less Interest Capitalized to
    Development and House
    Construction                            $   (16,833)   $   (28,191)

  Net Interest Expense                      $    36,203    $    20,597

                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996

                                                1997            1996
Gross Revenue
Rental income                              $   264,309     $   391,845
Fees & other operating income                   34,249          33,970
Water revenue                                   72,795          64,390
Developed lot and house sales                3,542,807       2,453,052
Townhouse unit sales                           385,474       1,455,044
                                           $ 4,299,634     $ 4,398,301

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 2,751,737     $ 2,059,845

Cost of Townhouses Sold                    $   240,735     $   716,212

Other Operating Expenses*                  $   345,759     $   324,096

General & Administrative Expenses*         $   412,072     $   448,750

Depreciation Expense                       $   144,304     $   178,738

     Operating Income                      $   405,027     $   670,660

Interest Expense*                          $   (76,275)    $   (47,745)
Interest Income                            $    12,607     $    31,030

Income Before
  Provision for Income Taxes               $   341,359     $   653,945

Provision for Income Taxes                 $   146,000     $

    Net Income                             $   195,359     $   653,945

    Net Income Per Share                   $    .06        $    .19

Weighted Average Number of Shares            3,484,560       3,484,560


* See details on following page.

                     SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996

                                                 1997           1996
Other Operating Expenses
Payroll, payroll taxes and benefits         $   373,569    $   321,212
Repairs & maintenance                            85,777         77,052
Utilities                                        58,659         53,923
Insurance                                        60,970         68,400
Property taxes                                   76,909         65,951
Other operating supplies & services              38,549         37,292

   Total Other Operating Expenses           $   694,433    $   623,830

   Less Expenses Capitalized To
    Development and Construction               (348,674)      (299,734)

   Net Other Operating Expenses             $   345,759    $   324,096


General And Administrative Expenses
Payroll, payroll taxes and benefits         $   199,399    $   206,643
Professional fees                                91,767         91,002
Professional fees related to litigation
  and pre-reorganization issues                                 42,279
Other general and administrative
  expenses                                      151,794        127,882

   Total General and Administrative
     Expenses                               $   442,960    $   467,806

   Less Expenses Capitalized To
    Development and Construction                (30,888)       (19,056)

   Net General and Administrative
    Expenses                                $   412,072    $   448,750

Interest Expense
Total Interest Expense                      $   101,791    $   100,896

Less Interest Capitalized to
   Development and House Construction       $   (25,516)   $   (53,151)

      Net Interest Expense                  $    76,275    $    47,745

                     SEVEN FIELDS DEVELOPMENT COMPANY
                      STATEMENT OF RETAINED EARNINGS,
                   FOR THE SIX MONTHS ENDED APRIL 30, 1997


                      STATEMENT OF RETAINED EARNINGS

Retained earnings - beginning                         $   5,644,408

Net income for the six month period                         195,359

Retained earnings - ending                            $   5,839,767

                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996

                                                1997            1996
Cash Flows From Operating Activities:
Net income                                 $   195,359    $    653,945
Provision for deferred income taxes            146,000
Depreciation                                   144,304         178,738
Capitalized development costs incurred        (514,000)       (662,342)
Capitalized house construction
  costs incurred                            (2,354,520)     (1,524,398)
Cost of lots & houses sold                   2,609,954       1,938,021
Changes in other assets & liabilities:
  Restricted cash                                              184,550
  Mortgage notes receivable                        300          59,696
  Other assets                                 133,310         173,935
  Other liabilities                           (315,177)       (142,280)
Net Cash Flows Provided By
  Operating Activities                     $    45,530    $    859,865

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $  (325,176)   $    (36,857)
Sale of property, buildings & equipment         93,287         430,031
Total Cash Flows Provided By (Used In)
  Investing Activities                     $  (231,889)   $    393,174

Cash Flows From Financing Activities:
Repayment of general unsecured debt        $  (997,931)   $ (1,995,478)
Proceeds from borrowings                     1,133,250         750,000
Repayment of loans payable                    (224,079)       (371,302)
   Total Cash Flows Used In
     Financing Activities                  $   (88,760)   $ (1,616,780)

Net Decrease in Cash And
  Temporary Investments                    $  (275,119)   $   (363,741)
Cash & Temporary Investments,
  Beginning of Period                      $   401,870    $  1,208,228
Cash & Temporary Investments,
  End of Period                            $   126,751    $    844,487

Interest Expense Included in
  Net Income Above                         $    76,275    $     47,745
Interest Paid & Included in Capitalized
  Development & House Construction Costs   $    25,516    $     53,151
Total Interest Paid                        $   101,791    $    100,896

Supplemental Schedule of Noncash
  Investing and Financing Activities:
  Other Investor Adjustments                              $      5,138

                     SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 1997 AND 1996

Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report for the two years ended October 31, 1996.

For comparative purposes, certain 1996 amounts have been reclassified to conform to the presentation adopted in 1997.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations
Financial Condition

The Company obtained a $250,000 unsecured line of credit from PNC Bank, N.A.; however, no amounts have been drawn on the line of credit. Cash was used to fund repayment of general unsecured debt of $997,931. Over $1.1 million has been borrowed during 1997 to fund construction.

Inventory at the end of the second quarter of 1997 consisted of thirteen single family homes in various stages of construction including two model homes, four homes under agreement of sale, and seven homes available for sale. Also included in inventory are thirty-four multi-family homes, in various stages of construction, including two model homes, nine homes under agreement of sale and twenty-three homes available for sale.

Land development for an office building site continued during the quarter. Construction of the building commenced in the second quarter. Such building shall be leased to the real estate sales company which is responsible for all of the Company's residential sales.

Results of Operations for Six Month Periods

In 1997, rental income decreased from the prior year's period by $127,536 due to the sale of townhouse units. Since five of these townhouse units were sold in 1997 and twenty were sold in 1996, gross revenue from townhouse unit sales decreased in 1997 by $1,069,570. Management believes that decreased townhouse sales are a result of increased competition and slightly unfavorable market conditions. Additionally, management believes that due to the availability of its newly constructed multi-family units, buyers are opting to purchase the higher priced units instead of the townhouse units.

Developed lot and house sales increased from 1996 to 1997 by $1,089,755 due to sales of ten lots, eight houses, nine multi-family units and one commercial lot in 1997, compared with ten lots, five houses, and seven multi-family units a year earlier. As a result of the above and other minor variations, total gross revenue in the six month period decreased by $98,667 from the prior year's period.

The cost of developed lots and houses sold increased by $691,892 in 1997 and the cost of townhouses sold decreased by $475,477 in 1997; both such variations are due to corresponding proportionate changes in sales volumes.

While gross other operating expenses increased by $70,603 from 1996 to 1997 due to increased maintenance costs and rising activity levels in home construction and water company activities, net other operating expenses only increased by $21,663 die to greater capitalization of expenses in 1997. General and administrative expenses decreased from 1996 to 1997 because of higher 1996 fees associated with the reorganization.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Results of Operations for Six Month Periods (Cont.)

While gross interest expense remained about the same in 1996 and 1997, net interest expense increased in 1997, due to greater capitalization in 1996 because of land development projects underway at that time.

As a result of the stated variations and due primarily to the decrease of townhouse sales, the Company's income before provision for income taxes decreased from 1996 to 1997 by $312,586.

The Company recognized a provision for income tax in 1997 of $146,000; such amount serves to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in the future period. It is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

Part II - Item 1     Legal Proceedings

None

OTHER INFORMATION

    Item 6.   Exhibits and Other Reports on Form 8-K

       (a)  Exhibits
              None

        (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended April 30, 1997.

                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Seven Fields Development Company



Date:_________________  By: George K. Wright, Vice-President



Date:_________________  By: Roman Polnyj, Chief Financial Officer