Form 10QSB
period 1997-07-31
SEVEN FIELDS DEVELOPMENT CO
filed 1997-09-12
CIK 931405

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
        For the quarterly period ended July 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from ........... to ............
                     Commission File No. 33-85102

                   SEVEN FIELDS DEVELOPMENT COMPANY
            (Name of small business issuer in its charter)

           PENNSYLVANIA                           25-1561828
     (State of Incorporation)        (I.R.S. Employer Identification No.)

       2200 Garden Drive, Suite 200, Seven Fields, PA  16046-7846
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

  Yes  XX            No ___


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      As of August 20, 1997 there were 3,484,560 shares of the issuer's beneficial interests outstanding

Transitional Small Business Disclosure Format
  Yes ____           No  XX

                   SEVEN FIELDS DEVELOPMENT COMPANY


                               Form 10-QSB

            FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996


                    PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

                     SEVEN FIELDS DEVELOPMENT COMPANY
                               BALANCE SHEETS
                AS OF JULY 31, 1997 AND OCTOBER 31, 1996
                                  ASSETS

                                            1997                 1996
Cash                                  $     118,224        $     252,045
Temporary investments                        383,725              149,825
  Total Cash & Temporary Investments   $     501,949        $     401,870

Certificate of deposit                $         336        $      53,755
Accounts and notes receivable, net of
  allowances of $57,589 and $57,552          207,036              168,614
Mortgage notes receivable                     61,397               61,807
Capitalized development costs              5,191,555            5,020,059
Capitalized house construction costs       3,493,310            2,842,203
Prepaid expenses and deposits                268,443              481,518
Property not currently under
  development                              2,983,670            2,791,363
Tenant security deposits                      41,770               51,485
Deferred income tax assets                 3,606,000            3,992,000

Property, Buildings &
  Equipment
Land                                   $     370,869        $     386,789
Buildings                                  3,596,405            3,914,327
Equipment and furnishings                  1,406,959            1,347,903
Construction in progress                     382,774

Total Property, Buildings and
   Equipment                           $   5,757,007        $   5,649,019
Accumulated Depreciation                  (2,106,210)          (2,083,587)

Total Property, Buildings and
   Equipment, Net of
   Accumulated Depreciation            $   3,650,797        $   3,565,432

Total Assets                           $  20,006,263        $  19,430,106

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                LIABILITIES

                                                1997            1996
Accounts payable and accrued expenses      $     99,664     $    507,566
Accrued estimated costs related to
  developed lots and townhouses sold          1,060,553          590,920
Loans payable - lines of credit               1,185,125          130,000
Mortgages payable                             1,854,467        1,958,581
Customer deposits and advances                   89,098           95,137
Tenant security deposits                         41,770           51,485
General unsecured debt - minority
  investors                                   9,897,933       10,067,744
General unsecured debt -
  Seven Fields (Del), Inc.                   48,306,984       49,135,104
    Total Liabilities                      $ 62,535,594     $ 62,536,537

                         SHAREHOLDERS' DEFICIENCY
Shares of beneficial interest, $1 par value
  5,000,000 shares authorized,
  3,484,560 shares issued
  and outstanding                          $  3,484,560    $  3,484,560
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of reorganization) (52,235,399)    (52,235,399)
Retained earnings, since
  November 7, 1987
  (Date of reorganization)                    6,221,508       5,644,408

    Total Shareholders' Deficiency         $(42,529,331)   $(43,106,431)

      Total Liabilities and
       Shareholders' Deficiency            $ 20,006,263    $ 19,430,106

                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JULY 31, 1997 and 1996
                                                1997            1996
Gross Revenue
Apartment rentals                          $   129,323     $   173,204
Fees & other operating income                   17,165          17,582
Water revenue                                   44,206          34,959
Developed lot and house sales                2,481,337       1,527,583
Townhouse unit sales                           393,250         913,876
                                           $ 3,065,281     $ 2,667,204

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 1,760,648     $ 1,206,654

Cost of Townhouses Sold                    $   187,135     $   456,054

Other Operating Expenses*                  $   233,315     $   214,798

General & Administrative Expenses*         $   178,189     $   153,646

Depreciation Expense                       $    72,410     $    74,547

     Operating Income                      $   633,584     $   561,505

Interest Expense*                          $   (19,637)    $   (12,598)
Interest Income                            $     7,794     $    13,252

Income Before Provision
 for Income Taxes                          $   621,741     $   562,159

Provision for Income Taxes                 $   240,000

    Net Income                             $   381,741     $   562,159

    Net Income Per Share                   $    .11        $    .16

Weighted Average Number of Shares            3,484,560       3,484,560

* See details on following page.


                     SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996
                                                 1997           1996
Other Operating Expenses
Payroll, payroll taxes and benefits         $   201,826    $   183,634
Repairs & maintenance                            53,873         77,029
Utilities                                        32,064         32,791
Insurance                                        40,565         34,200
Property taxes                                   36,030         40,615
Other operating supplies & services              31,138         14,791

Total Other Operating Expenses              $   395,496    $   383,060

Less Costs Capitalized To
  Development and Construction                 (162,181)      (168,262)

Net Other Operating Expenses                $   233,315    $   214,798


General And Administrative Expenses
Payroll, payroll taxes and benefits         $   107,269    $    94,810
Professional fees                                14,038         16,138
Professional fees related to litigation
  and pre-reorganization issues                                    799
Other general and administrative
  expenses                                       72,326         51,427

Total General and Administrative
  Expenses                                  $   193,633    $   163,174

Less Costs Capitalized To
  Development and Construction                  (15,444)        (9,528)
Net General and Administrative
  Expenses                                  $   178,189    $   153,646


Interest Expense
  Total Interest Expense                    $    69,364    $    42,025

  Less Interest Capitalized to
    Development and House
    Construction                            $   (49,727)   $   (29,427)

  Net Interest Expense                      $    19,637    $    12,598

                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996

                                                1997            1996
Gross Revenue
Apartment rentals                          $   393,632     $   565,049
Fees & other operating income                   51,414          51,552
Water revenue                                  117,001          99,349
Developed lot and house sales                6,024,144       3,980,635
Townhouse unit sales                           778,724       2,368,920
                                           $ 7,364,915     $ 7,065,505

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 4,512,385     $ 3,266,499

Cost of Townhouses Sold                    $   427,870     $ 1,172,266

Other Operating Expenses*                  $   579,074     $   538,894

General & Administrative Expenses*         $   590,261     $   602,396

Depreciation Expense                       $   216,714     $   253,285

     Operating Income                      $ 1,038,611     $ 1,232,165

Interest Expense*                          $   (95,912)    $   (60,343)
Interest Income                            $    20,401     $    44,282

Income (Loss) Before Provision
 for Income Taxes                          $   963,100     $ 1,216,104

Provision for income taxes                 $   386,000

    Net Income (Loss)                      $   577,100     $ 1,216,104

    Net Income Per Share                   $    .17        $    .35

Weighted Average Number of Shares            3,484,560       3,484,560

* See details on following page.

                     SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                                 1997           1996
Other Operating Expenses
Payroll, payroll taxes and benefits         $   575,395    $   504,846
Repairs & maintenance                           139,650        154,081
Utilities                                        90,723         86,714
Insurance                                       101,535        102,600
Property taxes                                  112,939        106,566
Other operating supplies & services              69,687         52,083

Total Other Operating Expenses              $ 1,089,929    $ 1,006,890

Less Costs Capitalized To
  Development and Construction                 (510,855)      (467,996)

Net Other Operating Expenses                $   579,074    $   538,894


General And Administrative Expenses
Payroll, payroll taxes and benefits         $   306,668    $   301,453
Professional fees                               105,805        107,140
Professional fees related to litigation
  and pre-reorganization issues                                 43,078
Other general and administrative
  expenses                                      224,120        179,309

Total General and Administrative
  Expenses                                  $   636,593    $   630,980

Less Costs Capitalized To
  Development and Construction                  (46,332)       (28,584)
Net General and Administrative
  Expenses                                  $   590,261    $   602,396


Interest Expense
  Total Interest Expense                    $   171,155    $   142,921

  Less Interest Capitalized to
    Development and House
    Construction                            $   (75,243)   $   (82,578)

  Net Interest Expense                      $    95,912    $    60,343

                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                                1997            1996
Cash Flows From Operating Activities:
Net income                                 $   577,100    $  1,216,104
Provision for deferred income taxes            386,000
Depreciation                                   216,714         253,285
Capitalized development costs incurred      (1,496,386)     (1,642,929)
Capitalized house construction
  costs incurred                            (3,757,246)     (2,453,546)
Cost of lots & houses sold                   4,238,722       2,873,110
Changes in other assets & liabilities:
  Restricted cash                                              184,550
  Mortgage notes receivable                        410         124,090
  Other assets                                 237,787         117,641
  Other liabilities                             45,977        (295,418)
Net Cash Flows From Operating Activities   $   449,078    $    376,887

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $  (490,554)   $    (99,681)
Sale of property, buildings & equipment        188,475         692,309
Total Cash Flows From Investing Activities $  (302,079)   $    592,628

Cash Flows From Financing Activities:
Repayment of general unsecured debt        $  (997,931)   $ (1,995,478)
Repayment of loans payable                    (554,489)       (404,155)
Proceeds of borrowings                       1,505,500         750,000
Total Cash Flows From Financing Activities $   (46,920)   $ (1,649,633)
Net Change in Cash And
  Temporary Investments                    $   100,079    $   (680,118)
Cash & Temporary Investments,
  Beginning of Period                      $   401,870    $  1,208,228
Cash & Temporary Investments,
  End of Period                            $   501,949    $    528,110

Interest Expense Included in Net Income
  From Operating Activities Above          $    95,912    $     60,343
Interest Paid & Included in Capitalized
  Development Costs & Houses Under
  Construction                             $    75,243    $     82,578
Total Interest Paid                        $   171,155    $    142,921

Supplemental Schedule of Noncash
  Investing and Financing Activities:
  Pre-November 7, 1987 investor
  adjustment                                              $     5,138

                     SEVEN FIELDS DEVELOPMENT COMPANY
                      STATEMENT OF RETAINED EARNINGS
                FOR THE NINE MONTHS ENDED JULY 31, 1997

                      STATEMENT OF RETAINED EARNINGS

Retained earnings - beginning                         $   5,644,408

Net income for the nine month period                        577,100

Retained earnings - ending                            $   6,221,508

                     SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996

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

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company obtained a $250,000 unsecured line of credit from PNC Bank, N.A.; however, no amounts have been drawn on the line of credit. Over $1.5 million has been borrowed during 1997 to fund construction, while approximately $.5 million of loans payable have been repaid. Cash was also used to fund repayment of general unsecured debt of $997,931.

Land development for and construction of an office building continued during the quarter. Such building shall be leased to the real estate sales company which is responsible for all of the Company's residential sales.

Inventory at the end of the third quarter of 1997 consisted of thirteen single family homes in various stages of construction including one model home, four homes under agreement of sale, and eight homes available for sale. Also included in inventory are thirty-four multi-family homes, in various stages of construction, including three model homes, ten homes under agreement of sale and twenty-one homes available for sale.

Results of Operations for Nine Month Periods

In 1997, rental income decreased from the prior year's period by $171,417 due to the sale of townhouse units. Since ten of these townhouse units were sold in 1997 and 32 were sold in 1996, gross revenue from townhouse unit sales decreased in 1997 by $1,590,196. Management believes that decreased townhouse sales are a result of increased competition and slightly unfavorable market conditions. Additionally, management believes that due to the availability of its newly constructed multi-family units, buyers are opting to purchase the higher priced units instead of the townhouse units.

Developed lot and house sales increased from 1996 to 1997 by $2,043,509 due to sales of fourteen lots, ten houses, seventeen multi-family units and three commercial lots in 1997, compared with sixteen lots, seven houses, and thirteen multi-family units a year earlier. As a result of the above and other minor variations, total gross revenue in the nine month period increased by $299,410 from the prior year's period.

The cost of developed lots and houses sold increased by $1,245,886 in 1997 and the cost of townhouses sold decreased by $744,396 in 1997; both such variations are due to corresponding proportionate changes in sales volumes.

While gross other operating expenses increased by $83,039 from 1996 to 1997 due to increased maintenance costs and rising activity levels in home construction and water company activities, net other operating expenses only increased by $40,180 due to greater capitalization of expenses in 1997. Interest expense increased in 1997 because of increased borrowing for construction activities.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Results of Operations for Nine Month Periods (Cont.)

As a result of the stated variations and due primarily to the decrease of townhouse sales, the Company's income before provision for income taxes decreased from 1996 to 1997 by $253,004.

The Company recognized a provision for income tax in 1997 of $386,000; such amount serves to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future periods. It is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

Part II - Item 1     Legal Proceedings

None

OTHER INFORMATION

    Item 6.   Exhibits and Other Reports on Form 8-K

       (a)  Exhibits
              None

        (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended July 31, 1997.

                                SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Seven Fields Development Company

Date: September 8, 1997 By:George K. Wright
                           George K. Wright, Vice-President



Date:September 8, 1997  By:Darell L. Craig
                           Darell L. Craig, Chief Operating Officer