Form 10QSB
period 1998-01-31
SEVEN FIELDS DEVELOPMENT CO
filed 1998-03-09
CIK 931405

                U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
        For the quarterly period ended January 31, 1998.

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

  Yes  XX            No ___


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      As of January 31,1998 there were 3,484,560 shares of the issuer's beneficial interests outstanding

Transitional Small Business Disclosure Format
  Yes ____           No  XX

                   SEVEN FIELDS DEVELOPMENT COMPANY


                               Form 10-QSB

          FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997


                    PART I  -  Financial Information

The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

                     SEVEN FIELDS DEVELOPMENT COMPANY
                               BALANCE SHEETS
               AS OF JANUARY 31, 1998 AND OCTOBER 31, 1997
                                  ASSETS

                                            1998                 1997
Cash                                  $     130,448        $     225,807
Temporary investments                      2,764,434              195,710
  Total Cash & Temporary Investments   $   2,894,882        $     421,517

Certificate of deposit                $                    $
Accounts and notes receivable, net of
  allowances of $57,589                      196,154              197,690
Mortgage notes receivable                    548,500               61,114
Capitalized development costs              5,129,562            5,365,267
Capitalized house construction costs       3,008,055            3,687,231
Prepaid expenses and deposits                 92,339              391,600
Property not currently under
  development                              3,098,843            3,077,133
Tenant security deposits                         735               40,740
Deferred income tax assets                 2,648,284            3,483,784

Property, Buildings &
  Equipment
Land                                   $     473,267        $     359,725
Buildings                                  1,389,723            3,373,859
Equipment and furnishings                  1,017,055            1,393,155
Construction in progress                                          449,757

  Total Property, Buildings and
    Equipment                          $   2,880,045        $   5,576,496
  Accumulated Depreciation                  (644,082)          (2,055,493)

  Total Property, Buildings and
    Equipment, Net of
    Accumulated Depreciation           $   2,235,963        $   3,521,003

  Total Assets                         $  19,853,317        $  20,247,079

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                LIABILITIES

                                                1998            1997
Accounts payable and accrued expenses      $    135,841     $    696,329
Accrued estimated costs related to
  developed lots and townhouses sold            918,271          812,427
Notes payable - credit lines                    673,407          918,157
Mortgages payable                               939,446        1,785,570
Customer deposits and advances                   74,251          133,046
Tenant security deposits                            735           40,740
General unsecured debt - minority
  investors                                   9,897,933        9,897,933
General unsecured debt -
  Seven Fields (Del), Inc.                   48,306,984       48,306,984
    Total Liabilities                      $ 60,946,868     $ 62,591,186




                         SHAREHOLDERS' DEFICIENCY
Shares of beneficial interest, $1 par
  value 5,000,000 shares authorized,
  3,484,560 shares issued and
  outstanding                              $  3,484,560    $  3,484,560
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of reorganization) (52,235,399)    (52,235,399)
Retained earnings, since
  November 7, 1987
  (Date of reorganization)                    7,657,288       6,406,732

    Total Shareholders' Deficiency         $(41,093,551)   $(42,344,107)



      Total Liabilities and
       Shareholders' Deficiency            $ 19,853,317    $ 20,247,079


                     SEVEN FIELDS DEVELOPMENT COMPANY
                          STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                                1998            1997
Gross Revenue
Rental income                              $   128,108     $   137,904
Fees & other operating income                   19,281          17,074
Water revenue                                   39,619          36,133
Developed lot and house sales                2,656,713       2,368,441
Townhouse unit sales                         3,967,900          76,900
                                           $ 6,811,621     $ 2,636,452

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 2,322,706     $ 1,694,662

Cost of Townhouses Sold                    $ 1,843,638     $    72,223

Other Operating Expenses*                  $   216,286     $   177,243

General & Administrative Expenses*         $   222,856     $   220,336

Depreciation Expense                       $    98,798     $    72,230

     Operating Income                      $ 2,107,337     $   399,758

Interest Expense*                          $   (31,624)    $   (40,072)
Interest Income                            $    10,343     $     5,653

Income Before
 Provision for Income Taxes                $ 2,086,056     $   365,339

Provision for Income Taxes                 $   835,500         146,000

    Net Income                             $ 1,250,556     $   219,339

    Earnings Per Share**                      $    .36        $    .06

Weighted Average Number of Shares            3,484,560       3,484,560


* See details on following page.
** Basic and fully diluted earnings per share are identical.

                      SEVEN FIELDS DEVELOPMENT COMPANY
                    STATEMENT OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
           FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                                 1998           1997
Other Operating Expenses
Payroll, payroll taxes and benefits         $   180,828    $   213,630
Repairs & maintenance                            31,239         44,928
Utilities                                        25,603         25,662
Insurance                                        30,360         29,525
Property taxes                                   58,069         39,148
Other operating supplies & services              33,199         15,362

Total Other Operating Expenses              $   359,298    $   368,255

Less Costs Capitalized To
  Development and Construction                 (143,012)      (191,012)

Net Other Operating Expenses                $   216,286    $   177,243


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    94,320    $   109,957
Professional fees                                45,026         54,164
Other general and administrative
  expenses                                      100,667         71,659

Total General and Administrative
  Expenses                                  $   240,013    $   235,780

Less Costs Capitalized To
  Development and Construction                  (17,157)       (15,444)
Net General and Administrative
  Expenses                                  $   222,856    $   220,336


Interest Expense
Total Interest Expense                      $    59,451    $    48,755

Less Interest Capitalized to
  Development and House
  Construction                                  (27,827)        (8,683)

Net Interest Expense                        $    31,624    $    40,072


                     SEVEN FIELDS DEVELOPMENT COMPANY
                      STATEMENT OF RETAINED EARNINGS,
                FOR THE THREE MONTHS ENDED JANUARY 31, 1998
                      STATEMENT OF RETAINED EARNINGS

Retained earnings - beginning                         $   6,406,732

Net income for the three month period                     1,250,556

Retained earnings - ending                            $   7,657,288


                     SEVEN FIELDS DEVELOPMENT COMPANY
                          STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                                1998            1997
Cash Flows From Operating Activities:
Net income                                 $ 1,250,556    $    219,339
Provision for income taxes                     835,500         146,000
Depreciation                                    98,798          72,230
Capitalized development costs incurred        (216,431)       (314,443)
Capitalized house construction
  costs incurred                            (1,152,557)     (1,035,085)
Cost of lots & houses sold                   2,262,159       1,620,809
Changes in other assets & liabilities:
  Mortgage notes receivable                   (487,386)             54
  Other assets                                 340,802         107,970
  Other liabilities                           (553,444)       (316,512)
Net Cash Flows Provided By
 Operating Activities                      $ 2,377,997    $    500,362

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $   (58,818)   $   (215,295)
Sale of property, buildings & equipment      1,245,060          18,846
Total Cash Flows Provided By
  Investing Activities                     $ 1,186,242    $   (196,449)

Cash Flows From Financing Activities:
Repayment of general unsecured debt                       $   (997,931)
Net borrowings on credit lines                                 467,750
Repayment of mortgages & notes payable     $(1,340,874)       (103,939)
Proceeds from borrowings                       250,000
Total Cash Flows Used in
  Financing Activities                     $(1,090,874)   $   (634,120)
Net Increase(Decrease) in Cash And
  Temporary Investments                    $ 2,473,365    $   (330,207)
Cash & Temporary Investments,
  Beginning of Period                      $   421,517    $    401,870
Cash & Temporary Investments,
  End of Period                            $ 2,894,882    $     71,663

Interest Expense Included in
  Net Income Above                         $    31,624    $     40,072
Interest Paid & Included in Capitalized
 Development and House Construction Costs  $    27,827    $      8,683
Total Interest Paid                        $    59,451    $     48,755

                     SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report for the two years in the period ended October 31, 1997.

For comparative purposes, certain 1997 amounts have been reclassified to conform to the presentation adopted in 1998.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved due to generation of net profit of $1,250,556 in the first three months of 1998. The Company obtained a $250,000 mortgage note from National City Bank. The note is collateralized by the real estate office building constructed by the Company. The Company was successful in selling 71 townhouse units during the quarter, 65 of which were sold to Watersoft, Inc. As part of the sale to Watersoft, Inc., the Company granted a $487,000 mortgage to such buyer. The remaining proceeds from the sale were used to pay off the PNC Bank, N.A. mortgage in full and to fund a distribution to investors in February, 1998 of over $2.3 million.

Inventory at the end of the first quarter of 1998 consisted of eight single family homes in various stages of construction including one model home, two homes under agreement of sale, and five homes available for sale. Also included in inventory are twenty-five multi-family homes, in various stages of construction, including three model homes, four homes under agreement of sale and eighteen homes available for sale.

Results of Operations for the Three Month Periods

In 1998, rental income decreased from the prior year's period by $9,796 due to the sale of townhouse units. Since 71 of these townhouse units were sold in 1998 and one was sold in 1997, gross revenue from townhouse unit sales increased in 1998 by $3,891,000. Developed lot and house sales increased from 1997 to 1998 by $288,272 due to sales of six lots, four houses and eleven multi-family units in 1998, compared with six lots, seven houses, two multi-family units and one commercial lot a year earlier. As a result of the above and other minor variations, total gross revenue in the period increased by $4,175,169 from the prior year's period.

Cost of developed lots and houses sold increased by $628,044 in 1998 and cost of townhouses sold increased by $1,771,415 in 1998; both such variations are due primarily to corresponding proportionate changes in sales volumes.

Net other operating expenses increased from 1997 to 1998 by less than $40,000 due primarily to payroll and maintenance related to the sale of the 71 townhouses and greater levels of construction activity. Gross interest expense decreased by approximately $10,000 from 1997 to 1998 due to lower loan balances.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Results of Operations for Three Month Periods (Con't)

Due primarily to type of product sold and respective sales volumes, the Company's income before provision for income taxes increased from 1997 to 1998 by $1,720,717.

The Company recognized a provision for income tax in 1998 of $835,500; such amount serves to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

Part II - Item 1     Legal Proceedings

None


OTHER INFORMATION

    Item 6.   Exhibits and Other Reports on Form 8-K

       (a)  Exhibits
              None

        (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Seven Fields Development Company



Date:   March 3, 1998      By: GEORGE K. WRIGHT
                           George K. Wright, Vice-President



Date:   March 3, 1998      By: LYNN HOFFMAN-KYLE
                           Lynn Hoffman-Kyle, Chief Financial Officer