Form 10QSB
period 1998-04-30
SEVEN FIELDS DEVELOPMENT CO
filed 1998-06-11
CIK 931405

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
        For the quarterly period ended April 30, 1998.

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

                Issuer's telephone number (724) 776-5070

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  XX            No ___


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       As of May 29, 1998 there were 3,484,560 shares of the issuer's beneficial interests outstanding

Transitional Small Business Disclosure Format
  Yes ____           No  XX

                    SEVEN FIELDS DEVELOPMENT COMPANY


                               Form 10-QSB

            FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997


                    PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements



                     SEVEN FIELDS DEVELOPMENT COMPANY
                               BALANCE SHEETS
                AS OF APRIL 30, 1998 AND OCTOBER 31, 1997
                                  ASSETS

                                           1998                 1997
Cash                                  $     415,093        $     225,807
Temporary investments                       283,085              195,710
  Total Cash & Temporary Investments  $     698,178        $     421,517

Accounts and notes receivable, net of
  allowances of $58,789 and $57,589          164,621              197,690
Mortgage notes receivable                    548,266               61,114
Capitalized development costs              4,813,187            5,365,267
Capitalized house construction costs,
  net of allowances                        3,153,591            3,687,231
Prepaid expenses and deposits                 69,113              391,600
Property not currently under
  development, net of
  allowances of $123,788                   3,165,530            3,077,133
Tenant security deposits                                           40,740
Deferred income tax assets                 2,648,284            3,483,784

Property, Buildings &
  Equipment
Land                                   $     481,860        $     359,725
Buildings                                  1,294,346            3,373,859
Equipment and furnishings                    869,235            1,393,155
Construction in progress                                          449,757

   Total Property, Buildings and
      Equipment                        $   2,645,441        $   5,576,496
   Accumulated Depreciation                (529,541)          (2,055,493)

   Total Property, Buildings and
      Equipment, Net Of
      Accumulated Depreciation         $   2,115,900        $   3,521,003

             Total Assets              $  17,376,670        $  20,247,079

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                LIABILITIES
                                                1998            1997
Accounts payable and accrued expenses      $     141,426    $    696,329
Accrued estimated costs related to
  developed lots and townhouses sold             852,357         812,427
Notes payable - credit lines                     529,000         918,157
Mortgages payable                                959,737       1,785,570
Customer deposits and advances                   130,307         133,046
Tenant security deposits                                          40,740
General unsecured debt - minority
  investors                                    9,501,710       9,897,933
General unsecured debt -
  Seven Fields (Del), Inc.                    46,374,702      48,306,984
    Total Liabilities                      $  58,489,239    $ 62,591,186


                         SHAREHOLDERS' DEFICIENCY
Shares of beneficial interest, $1 par value
  5,000,000 shares authorized,
  3,484,560 shares issued and outstanding   $  3,484,560    $  3,484,560
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of reorganization)  (52,235,399)    (52,235,399)
Retained earnings, since November 7, 1987
  (Date of reorganization)                     7,638,270       6,406,732

    Total Shareholders' Deficiency          $(41,112,569)   $(42,344,107)



      Total Liabilities and
       Shareholders' Deficiency             $ 17,376,670    $ 20,247,079


                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997

                                                1998            1997
Gross Revenue
Rental income                              $    18,613     $   126,405
Fees & other operating income                   13,339          17,175
Water revenue                                   41,808          36,662
Developed lot and house sales                1,584,362       1,174,366
Townhouse unit sales                           167,686         308,574
                                           $ 1,825,808     $ 1,663,182

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 1,411,208     $ 1,057,075

Cost of Townhouses Sold                    $    69,329     $   168,512

Other Operating Expenses*                  $   123,653     $   168,516

General & Administrative Expenses*         $   217,224     $   191,736

Depreciation Expense                       $    34,922     $    72,074

     Operating Income (Loss)               $   (30,528)    $     5,269

Interest Expense*                          $    (9,152)    $   (36,203)
Interest Income                            $    20,662     $     6,954

Net Loss                                   $   (19,018)    $   (23,980)

    Net Loss Per Share,
     Basic and Fully Diluted              $   (.01)       $   (.01)

Weighted Average Number of Shares            3,484,560       3,484,560


* See details on following page.

                      SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
            FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                                 1998           1997
Other Operating Expenses
Payroll, payroll taxes and benefits         $   161,679    $   159,939
Repairs & maintenance                            28,749         40,849
Utilities                                        23,450         32,997
Insurance                                        23,160         31,445
Property taxes                                    5,640         37,761
Other operating supplies & services              31,231         23,187

Total Other Operating Expenses              $   273,909    $   326,178

Less Expenses Capitalized To
  Development and Construction                 (150,256)      (157,662)

Net Other Operating Expenses                $   123,653    $   168,516


General And Administrative Expenses
Payroll, payroll taxes and benefits         $   123,954    $    89,442
Professional fees                                32,396         37,603
Other general and administrative
  expenses                                       78,031         80,135

Total General and Administrative
  Expenses                                  $   234,381    $   207,180

Less Expenses Capitalized To
  Development and Construction                  (17,157)       (15,444)
Net General and Administrative
  Expenses                                  $   217,224    $   191,736


Interest Expense
  Total Interest Expense                    $    34,332    $    53,036

  Less Interest Capitalized to
    Development and House
    Construction                            $   (25,180)   $   (16,833)

  Net Interest Expense                      $     9,152    $    36,203


                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997

                                                1998            1997
Gross Revenue
Rental income                              $   146,721     $   264,309
Fees & other operating income                   32,620          34,249
Water revenue                                   81,427          72,795
Developed lot and house sales                4,241,075       3,542,807
Townhouse unit sales                         4,135,586         385,474
                                           $ 8,637,429     $ 4,299,634

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 3,733,914     $ 2,751,737

Cost of Townhouses Sold                    $ 1,912,967     $   240,735

Other Operating Expenses*                  $   339,939     $   345,759

General & Administrative Expenses*         $   440,080     $   412,072

Depreciation Expense                       $   133,720     $   144,304

     Operating Income                      $ 2,076,809     $   405,027

Interest Expense*                          $   (40,776)    $   (76,275)
Interest Income                            $    31,005     $    12,607

Income Before
  Provision for Income Taxes               $ 2,067,038     $   341,359

Provision for Income Taxes                 $   835,500     $   146,000

    Net Income                             $ 1,231,538     $   195,359

    Net Income Per Share,
     Basic and Fully Diluted              $    .35        $    .06

Weighted Average Number of Shares            3,484,560       3,484,560

* See details on following page.

                     SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                                                 1998           1997
Other Operating Expenses
Payroll, payroll taxes and benefits         $   342,507    $   373,569
Repairs & maintenance                            59,988         85,777
Utilities                                        49,053         58,659
Insurance                                        53,520         60,970
Property taxes                                   63,709         76,909
Other operating supplies & services              64,430         38,549

   Total Other Operating Expenses           $   633,207    $   694,433

   Less Expenses Capitalized To
    Development and Construction               (293,268)      (348,674)

   Net Other Operating Expenses             $   339,939    $   345,759


General And Administrative Expenses
Payroll, payroll taxes and benefits         $   218,274    $   199,399
Professional fees                                77,422         91,767
Other general and administrative
  expenses                                      178,698        151,794

   Total General and Administrative
     Expenses                               $   474,394    $   442,960

   Less Expenses Capitalized To
    Development and Construction                (34,314)       (30,888)

   Net General and Administrative
    Expenses                                $   440,080    $   412,072

Interest Expense
Total Interest Expense                      $    93,783    $   101,791

Less Interest Capitalized to
   Development and House Construction       $   (53,007)   $   (25,516)

      Net Interest Expense                  $    40,776    $    76,275


                     SEVEN FIELDS DEVELOPMENT COMPANY
                      STATEMENT OF RETAINED EARNINGS
                   FOR THE SIX MONTHS ENDED APRIL 30, 1998


Retained earnings - beginning                         $   6,406,732

Net income for the six month period                       1,231,538

Retained earnings - ending                            $   7,638,270



                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                                                1998            1997
Cash Flows From Operating Activities:
Net income                                 $ 1,231,538    $    195,359
Provision for deferred income taxes            835,500         146,000
Depreciation                                   133,720         144,304
Capitalized development costs incurred        (362,804)       (514,000)
Capitalized house construction
  costs incurred                            (2,236,034)     (2,354,520)
Cost of lots & houses sold                   3,596,161       2,609,954
Changes in other assets & liabilities:
  Mortgage notes receivable                   (487,152)            300
  Other assets                                 396,296         133,310
  Other liabilities                           (558,452)       (315,177)
Net Cash Flows Provided By
  Operating Activities                     $ 2,548,773    $     45,530

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $   (77,836)   $   (325,176)
Sale of property, buildings & equipment      1,349,219          93,287
Total Cash Flows Provided By (Used In)
  Investing Activities                     $ 1,271,383    $   (231,889)

Cash Flows From Financing Activities:
Repayment of general unsecured debt        $(2,328,505)   $   (997,931)
Net borrowings on credit lines                               1,133,250
Proceeds from borrowings                       280,000
Repayment of mortgages and
 notes payable                              (1,494,990)       (224,079)
   Total Cash Flows Used In
     Financing Activities                 $(3,543,495)   $    (88,760)

Net Increase (Decrease) in Cash And
  Temporary Investments                    $   276,661    $   (275,119)
Cash & Temporary Investments,
  Beginning of Period                      $   421,517    $    401,870
Cash & Temporary Investments,
  End of Period                            $   698,178    $    126,751

Interest Expense Included in
  Net Income Above                         $    40,776    $     76,275
Interest Paid & Included in Capitalized
  Development & House Construction Costs   $    53,007    $     25,516
Total Interest Paid                        $    93,783    $    101,791

                     SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997

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

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved due to generation of net profit of $1,231,538 in the first six months of 1998. The Company obtained a $250,000 mortgage note from National City Bank. The note is collateralized by the real estate office building constructed by the Company. The Company was successful in selling all of the remaining 74 townhouse units in 1998. As part of the sale of 65 of these units, the Company granted a $487,000 mortgage to the buyer. The remaining proceeds from the sale were used to pay off the PNC Bank, N.A. mortgage in full and to fund a distribution to investors in February, 1998 of over $2.3 million. Additionally, notes payable on lines of credit were reduced by nearly $490,000 due to pay offs at the time of sale of the related houses.

Inventory at the end of the second quarter of 1998 consist of eleven single family homes in various stages of construction including one model home, two homes under agreement of sale, and eight homes available for sale. Also in inventory are twenty-eight multi-family homes, in various stages of construction, including two model homes, ten homes under agreement of sale and sixteen homes available for sale.

Results of Operations for the Six Month Periods

In 1998, rental income decreased from the prior year's period by almost $118,000 due to the sale of townhouse units. Since 74 of these townhouse units were sold in 1998 and five were sold in 1997, gross revenue from townhouse unit sales increased in 1998 by $3,750,000. Developed lot and house sales increased from 1997 to 1998 by nearly $700,000 due to sales of eleven lots, six houses, sixteen multi-family units, and two commercial parcels in 1998, compared with ten lots, eight houses, nine multi-family units and one commercial lot a year earlier. As a result of the above variations, total gross revenue in the period increased by $4,337,795 from the prior year's period.

Cost of developed lots and houses sold increased by $982,177 in 1998 and cost of townhouses sold increased by $1,672,232 in 1998; both such variations are due primarily to corresponding proportionate changes in sales volumes.

Gross other operating expenses decreased from 1997 to 1998 by over $60,000 due primarily to the first quarter 1998 sale of the remainder of the townhouses. General and administrative expenses increased by approximately $28,000 from 1997 to 1998 due to greater recognition of allowances for future costs which are based on sales volumes in 1998.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Results of Operations for Six Month Periods (Con't)

Due to the variations previously indicated, the Company's income, before provision for income taxes, increased from 1997 to 1998 by $1,725,679.

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

Part II - Item 1     Legal Proceedings

None

OTHER INFORMATION

    Item 6.   Exhibits and Other Reports on Form 8-K

             (a) Exhibits
                    None

             (b) Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended April 30, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Seven Fields Development Company



Date: 6/9/98              By:  George K. Wright, Vice-President



Date: 6/9/98              By: Lynn Hoffman-Kyle, Chief Financial Officer