Form 10QSB
period 1998-07-31
SEVEN FIELDS DEVELOPMENT CO
filed 1998-09-18
CIK 931405

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
        For the quarterly period ended July 31, 1998.

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

  Yes  XX            No ___


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         As of September 11, 1998 there were 3,484,560 shares of the issuer's beneficial interests outstanding

Transitional Small Business Disclosure Format
  Yes ____           No  XX

                    SEVEN FIELDS DEVELOPMENT COMPANY


                               Form 10-QSB

            FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997


                    PART I  -  Financial Information

The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements


                     SEVEN FIELDS DEVELOPMENT COMPANY
                               BALANCE SHEETS
                AS OF JULY 31, 1998 AND OCTOBER 31, 1997
                                  ASSETS

                                           1998                 1997
Cash                                  $     322,715        $     225,807
Temporary investments                        427,820              195,710
  Total Cash & Temporary Investments   $     750,535        $     421,517

Accounts and notes receivable, net of
  allowances of $56,892 and $57,589          188,132              197,690
Mortgage notes receivable                    533,085               61,114
Capitalized development costs              4,553,890            5,365,267
Capitalized house construction costs,
  net of allowances                        3,258,583            3,687,231
Prepaid expenses and deposits                 67,406              391,600
Property not currently under
  development, net of
  allowances of 123,788                    3,302,534            3,077,133
Tenant security deposits                                           40,740
Deferred income tax assets                 2,601,932            3,483,784

Property, Buildings &
  Equipment
Land                                   $     481,860        $     359,725
Buildings                                  1,294,346            3,373,859
Equipment and furnishings                    872,065            1,393,155
Construction in progress                                          449,757

   Total Property, Buildings and
               Equipment                        $   2,648,271        $
5,576,496
   Accumulated Depreciation                (561,803)          (2,055,493)

   Total Property, Buildings and
      Equipment, Net Of
      Accumulated Depreciation         $   2,086,468        $   3,521,003

             Total Assets             $  17,342,565        $  20,247,079

                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                LIABILITIES

                                                1998            1997
Accounts payable and accrued expenses      $     111,248    $    696,329
Accrued estimated costs related to
  developed lots and townhouses sold             932,671         812,427
Notes payable - credit lines                     320,000         918,157
Mortgages payable                                982,441       1,785,570
Customer deposits and advances                   141,126         133,046
Tenant security deposits                                          40,740
General unsecured debt - minority
  investors                                    9,501,710       9,897,933
General unsecured debt -
  Seven Fields (Del), Inc.                    46,374,702      48,306,984
    Total Liabilities                      $  58,363,898    $ 62,591,186

                         SHAREHOLDERS' DEFICIENCY
Shares of beneficial interest, $1 par value
  5,000,000 shares authorized,
  3,484,560 shares issued and outstanding   $  3,484,560    $  3,484,560
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of reorganization)  (52,235,399)    (52,235,399)
Retained earnings, since November 7, 1987
  (Date of reorganization)                     7,729,506       6,406,732

    Total Shareholders' Deficiency          $(41,021,333)   $(42,344,107)

      Total Liabilities and
       Shareholders' Deficiency             $ 17,342,565    $ 20,247,079

                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997

                                                1998            1997
Gross Revenue
Rental income                              $    18,961     $   129,323
Fees & other operating income                   17,296          17,165
Water revenue                                   47,414          44,206
Developed lot and house sales                2,430,595       2,481,337
Townhouse unit sales                                           393,250
                                           $ 2,514,266     $ 3,065,281

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 2,091,332     $ 1,760,648

Cost of Townhouses Sold                    $       503     $   187,135

Other Operating Expenses*                  $   127,713     $   233,315

General & Administrative Expenses*         $   153,810     $   178,189

Depreciation Expense                       $    32,262     $    72,410

     Operating Income                      $   108,646     $   633,584

Interest Expense*                          $     9,568     $   (19,637)
Interest Income                            $    19,374     $     7,794

Income Before Provision for Income Taxes   $   137,588     $   621,741

Provision for Income Taxes                 $    46,352     $   240,000

Net Income                                 $    91,236     $   381,741

    Net Income Per Share,
     Basic and Fully Diluted              $    .03        $    .11

Weighted Average Number of Shares            3,484,560       3,484,560

* See details on following page.


                      SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997
                                                 1998           1997
Other Operating Expenses
Payroll, payroll taxes and benefits         $   171,966    $   201,826
Repairs & maintenance                            38,695         53,873
Utilities                                        28,682         32,064
Insurance                                        23,460         40,565
Property taxes                                    6,745         36,030
Other operating supplies & services              27,910         31,138

Total Other Operating Expenses              $   297,458    $   395,496

Less Expenses Capitalized To
  Development and Construction                 (169,745)      (162,181)

Net Other Operating Expenses                $   127,713    $   233,315


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    93,282    $   107,269
Professional fees                                15,524         14,038
Other general and administrative
  expenses                                       62,161         72,326

Total General and Administrative
  Expenses                                  $   170,967    $   193,633

Less Expenses Capitalized To
  Development and Construction                  (17,157)       (15,444)
Net General and Administrative
  Expenses                                  $   153,810    $   178,189

Interest Expense
  Total Interest Expense                    $    30,079    $    69,364

  Less Interest Capitalized to
    Development and House
    Construction                            $   (39,647)   $   (49,727)

  Net Interest Expense                      $    (9,568)   $    19,637

                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997

                                                1998            1997
Gross Revenue
Rental income                              $   165,682     $   393,632
Fees & other operating income                   49,916          51,414
Water revenue                                  128,841         117,001
Developed lot and house sales                6,671,670       6,024,144
Townhouse unit sales                         4,135,586         778,724
                                           $11,151,695     $ 7,364,915

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 5,825,246     $ 4,512,385

Cost of Townhouses Sold                    $ 1,913,470     $   427,870

Other Operating Expenses*                  $   467,652     $   579,074

General & Administrative Expenses*         $   593,890     $   590,261

Depreciation Expense                       $   165,982     $   216,714

     Operating Income                      $ 2,185,455     $ 1,038,611

Interest Expense*                          $   (31,208)    $   (95,912)
Interest Income                            $    50,379     $    20,401

Income Before
  Provision for Income Taxes               $ 2,204,626     $   963,100

Provision for Income Taxes                 $   881,852     $   386,000

    Net Income                             $ 1,322,774     $   577,100

    Net Income Per Share,
     Basic and Fully Diluted              $    .38        $    .17

Weighted Average Number of Shares            3,484,560       3,484,560
    2
* See details on following page.

                      SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                                                 1998           1997
Other Operating Expenses
Payroll, payroll taxes and benefits         $   514,473    $   575,395
Repairs & maintenance                            98,683        139,650
Utilities                                        77,735         90,723
Insurance                                        76,980        101,535
Property taxes                                   70,454        112,939
Other operating supplies & services              92,340         69,687

   Total Other Operating Expenses          $   930,665    $ 1,089,929

   Less Expenses Capitalized To
    Development and Construction               (463,013)      (510,855)

   Net Other Operating Expenses            $   467,652    $   579,074

General And Administrative Expenses
Payroll, payroll taxes and benefits         $   311,556    $   306,668
Professional fees                                92,946        105,805
Other general and administrative
  expenses                                      240,859        224,120

   Total General and Administrative
     Expenses                              $   645,361    $   636,593

   Less Expenses Capitalized To
    Development and Construction                (51,471)       (46,332)

   Net General and Administrative
    Expenses                                $   593,890    $   590,261

Interest Expense
Total Interest Expense                      $   123,862    $   171,155

Less Interest Capitalized to
   Development and House Construction       $   (92,654)   $   (75,243)

      Net Interest Expense                  $    31,208    $    95,912

                     SEVEN FIELDS DEVELOPMENT COMPANY
                      STATEMENT OF RETAINED EARNINGS
                   FOR THE NINE MONTHS ENDED JULY 31, 1998

Retained earnings - beginning                         $   6,406,732

Net income for the nine month period                      1,322,774

Retained earnings - ending                            $   7,729,506

                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                                                1998            1997
Cash Flows From Operating Activities:
Net income                                 $ 1,322,774    $    577,100
Provision for deferred income taxes            881,852         386,000
Depreciation                                   165,982         216,714
Capitalized development costs incurred        (939,999)     (1,496,386)
Capitalized house construction
  costs incurred                            (3,625,737)     (3,757,246)
Cost of lots & houses sold                   5,580,360       4,238,722
Changes in other assets & liabilities:
  Mortgage notes receivable                   (471,971)            410
  Other assets                                 374,492         237,787
  Other liabilities                           (497,497)         45,977
Net Cash Flows Provided By
  Operating Activities                     $ 2,790,256    $    449,078

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $   (80,666)   $   (490,554)
Sale of property, buildings & equipment      1,349,219         188,475
Total Cash Flows Provided By (Used In)
  Investing Activities                     $ 1,268,553    $   (302,079)

Cash Flows From Financing Activities:
Repayment of general unsecured debt        $(2,328,505)   $   (997,931)
Net borrowings on credit lines                               1,505,500
Proceeds from borrowings                       310,000
Repayment of loans payable                  (1,711,286)       (554,489)
   Total Cash Flows Used In
     Financing Activities                 $(3,729,791)   $    (46,920)

Net Increase in Cash And
  Temporary Investments                    $   329,018    $    100,079
Cash & Temporary Investments,
  Beginning of Period                      $   421,517    $    401,870
Cash & Temporary Investments,
  End of Period                            $   750,535    $    501,949

Interest Expense Included in
  Net Income Above                         $    31,208    $     95,912
Interest Paid & Included in Capitalized
  Development & House Construction Costs   $    92,654    $     75,243

Total Interest Paid                        $   123,862    $    171,155

                     SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997

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

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved due to generation of net profit of $1,322,774 in the first nine months of 1998. The Company obtained a $250,000 mortgage note from National City Bank which is collateralized by the real
estate office building constructed by the Company.   The Company also
purchased two single family lots in the Nevillewood sub-division south of Pittsburgh, PA. The lots were purchased for a total of $120,000 with mortgage notes of $60,000 granted to the seller, CMS Nevillewood Limited Partnership. Four multi-family lots were also purchased for a total of $112,000 from these sellers. Such lots were bought under an agreement providing for purchase of a total of thirty-two lots at $28,000 each over the next two years. Management intends to construct homes for sale on such lots to enhance income and to strengthen the image and resultant ultimate value of Seven Fields Development Company upon liquidation.

The Company also obtained a $2,250,000 line of credit from National City Bank to be used for construction activities. Such note is collateralized by the corresponding developed lots. To date no amounts have been borrowed under this line of credit.

The Company was successful in selling all of the remaining 74 townhouse units in 1998. As part of the sale of 65 of these units, the Company granted a $487,000 mortgage to the buyer. The remaining proceeds from the sale were used to pay off the PNC Bank, N.A. mortgage in full and to fund a distribution to investors in February, 1998 of over $2.3 million. Additionally, notes payable on lines of credit were reduced by over $628,000 due to pay offs at the time of sale of the related houses.

Inventory at the end of the third quarter of 1998 consist of ten single family homes, in various stages of construction, including three homes under agreement of sale and seven homes available for sale. Also in inventory are thirty multi-family homes, in various stages of construction, including two model homes, five homes under agreement of sale and twenty-three homes available for sale. Also in inventory are the two single family lots and the four multi-family lots located in Nevillewood.

Results of Operations for the Nine Month Periods

In 1998, rental income decreased from the prior year's period by almost $228,000 due to the sale of townhouse units. Since 74 of these townhouse units were sold in 1998 and ten were sold in 1997, gross revenue from townhouse unit sales increased in 1998 by over $3.5 million. Developed lot and house sales increased from 1997 to 1998 by nearly $650,000 due to sales of fourteen lots, ten houses, twenty-two multi-family units, and two commercial parcels in 1998, compared with fourteen lots, ten houses, seventeen multi-family units and three commercial lots a year earlier. As a result of the above variations, total gross revenue in the period increased by almost $3.8 million from the prior year's period.

Cost of developed lots and houses sold increased by over $1.3 million in 1998 and cost of townhouses sold increased by nearly $1.5 million in 1998; both such variations are due primarily to corresponding proportionate changes in sales volumes.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Results of Operations for Nine Month Periods (Con't)

From 1997 to 1998 other operating expenses decreased by over $100,000 and depreciation expense decreased by over $50,000 due primarily to the first quarter 1998 sale of the remainder of the townhouses.

Gross interest expense decreased from 1997 to 1998 due to pay offs of the townhouse mortgage and credit lines, while net interest expense also decreased due to greater capitilization of interest to land development and home construction activities.

Due to the variations previously indicated, the Company's income, before provision for income taxes, increased from 1997 to 1998 by over $1.2 million.

The Company recognized a provision for income tax in 1998 of $881,852; such amount serves to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

Part II - Item 1     Legal Proceedings

None

OTHER INFORMATION

    Item 6.   Exhibits and Other Reports on Form 8-K

             (a) Exhibits
                    None

             (b) Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended July 31, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Seven Fields Development Company



Date: 9/8/98               By: George K. Wright, Vice-President



Date: 9/8/98               By: Lynn Hoffman-Kyle, Chief Financial Officer