Form 10KSB
period 1998-10-31
SEVEN FIELDS DEVELOPMENT CO
filed 1999-01-29
CIK 931405

US Securities and Exchange Commission
                        Washington, DC  20549
                             FORM 10-KSB
                              (Mark One)
    [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
              For the fiscal year ended October 31, 1998

[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
For the transition period from ..... to ..........
                   Commission file number  33-85102

                   SEVEN FIELDS DEVELOPMENT COMPANY
            (Name of small business issuer in its charter)
                     Pennsylvania 25-1561828
        (State or other jurisdiction of(IRS Employer incorporation or organization)Identification No.)

      2200 GARDEN DRIVE, SUITE 200, MARS, PA 16046-7846
            (Address of principal executive offices)(Zip Code)

                            (724) 776-5070
           (Issuer's telephone number, including area code)
    Securities registered under Section 12(b) of the Exchange Act:

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

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

   Issuer's revenues for its most recent fiscal year: $14,167,271

   The aggregate market value of the issuer's voting stock held by non-affiliates as of January 29, 1999, is indeterminable. There is no known market for the issuer's Beneficial Interests, and the exact terms of any private sales of such Beneficial Interests which did occur are not known to the issuer.

   As of January 29, 1999, there were 3,484,392 shares of the issuer's Beneficial Interests outstanding.

   Transitional Small Business Disclosure Format (check one):

   Yes       ;  No    X


                 DOCUMENTS INCORPORATED BY REFERENCE

                                 NONE

PART I

Item 1.  Description of Business

Background and Reorganization

   Seven Fields Development Company (the "Company") is a Pennsylvania business trust engaged in the business of developing and selling real estate in the western Pennsylvania area. The Company was organized in 1994 and is the surviving company in a merger (the "Merger") effected on April 30, 1995 with Seven Fields Development Corporation (the "Corporation").

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

Seven Fields Development Corporation (November 7, 1987, through April 30, 1995)

   The Corporation was the surviving corporation in the merger of four predecessor corporations (the "Predecessors") pursuant to an Amended Plan of Reorganization effective November 7, 1987 (the "Bankruptcy Plan").

   The Predecessors had marketed and sold investments in multi-family residential housing developments in Western Pennsylvania. From 1976 to 1986, the Predecessors received approximately $57,000,000 of investment funds from over 2,600 investors (the "Investors"). Investors' investment balances, including reinvestment of returns, exceeded $69,000,000 when the Predecessors filed petitions for reorganization under Chapter 11 of the US Bankruptcy Code in 1986.

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

Operating Activities (November 7, 1987 through October 31, 1998)

   Since it commenced business on November 7, 1987, the Company ("Company", as used hereinafter refers to the entity existing since November 7, 1987), has focused its attention primarily on managing and selling its rental properties; developing and selling its undeveloped property as individual residential and commercial lots; and constructing and selling homes.

   The ultimate goal of the Company is to enhance the liquidation value of its assets so as to return to the holders of Company Stock and Company Debt the maximum amount at the earliest possible time. Total repayment of the Company Debt will not be possible and no payment on the Company Stock will occur because the Company Debt must be paid in full before any distribution on Company Stock can be made. For this reason, in the 1995 Reorganization the Company retained the Corporation's prior debt/equity structure so as to maintain proportionality of all future distributions. See Item 6. Management's Discussion and Analysis or Plan of Operations - Business Plan and Objectives.

   In furtherance of its plan to liquidate, the Company is in the process of developing the unimproved land at Seven Fields for the purpose of building and selling residential and commercial units. In 1991, the Company completed a Master Plan for development of Seven Fields. Seven Fields Borough agreed in concept with the Master Plan and adopted a zoning ordinance. The Master Plan consists of 18 separately identifiable parcels of which seven are designated single family containing 260 acres, five are designated multifamily containing 59 acres, five are designated commercial containing 86 acres and two are designated multifamily containing 59 acres. In 1992, the Company acquired forty adjacent acres located in Cranberry Township that are designated for single family use.

   In August 1990, the Company began construction of single family homes at Seven Fields under the trade name "Hawthorne Construction Company". During 1998, the Company committed to purchase 3 single family and 8 townhouse lots in the Nevillewood Development in the Pittsburgh south hills area. As of October 31, 1998, the Company had closed on two of the single family and 2 of the townhouse lots in Nevillewood. This activity in Nevillewood marks the first time that the Company has expanded its construction activities beyond the Seven Fields vicinity since its 1987 reorganization. During fiscal 1997, the Company began construction of 11 homes and 29 multi-family units, sold 14 homes and 24 multi-family units and at October
31, 1997 had an inventory of 11 homes and 31 multi-family units. In fiscal 1998, the Company began construction including its activities in Nevillewood of 13 homes and 33 multi-family units, sold 14 homes and 25 multi-family units and at October 31, 1998, had an inventory of 9 houses and 39 multi-family units either completed or under construction.

   The Company's home construction activities have proceeded by subdivisions and phases. In the Brandywine Woods Subdivision, the Company built single family homes having sales prices between $150,000 and $180,000. The
Colonial Heights Subdivision is divided into three phases with single family homes ranging in price from $170,000 to $250,000. In the Company's
Brandywine Commons Subdivision, the Company built fourplex units which were sold at prices ranging between $115,000 and $175,000. During 1995, the Company commenced development of the Northridge Manor Subdivision, a 45 lot single family home subdivision located on 17 acres north of Rt. 228, and the Georgetowne Manor Subdivision, a 77 unit townhouse subdivision located on 10 acres near the Company's existing townhouses. In 1996 development commenced in the Hawthorne Commons Subdivision of 96 fourplex units and Phase
I of the Northridge Estates Subdivision of 56 single-family lots. Homes in the Northridge Manor Subdivision are being sold for prices ranging from $175,000 to $210,000 and townhouse units in the Georgetowne Manor Subdivision are being sold for $100,000 to $125,000. Homes in the Hawthorne Commons and Northridge Estates range in price between $140,000 and $220,000 and between $200,000 and $250,000 respectively. During 1998, the Company completed developmet of Phase 2 Northridge Estates consisting of 43 single family lots being sold for approximately $45,000 each. Also during 1998, the Company sold all of its remaining original townhouses. The Company is doing all of the construction of the fourplexes and townhouses as well as most of the construction in its Northridge Manor Subdivision, and 10% in Northridge Estates. Approximately eight other builders are currently constructing homes at Seven Fields.

   In fiscal 1995, the Company completed construction of a two-story office building at Seven Fields (the "Office Building"), began development of areas north of Rt. 228 for the first time, and developed and sold its first commercial lot. The Office Building, which consists of 9,434 usable square feet plus a garage-basement, is used as the Company's offices and maintenance facility. The Company leases one floor of the Office Building to the Borough as its municipal offices. The Company has granted the Borough an option to purchase the Office Building at fair market value at the end of its five-year lease. The Company, so as to facilitate its plans to develop its property north of Rt. 228, has spent significant amounts to extend utility service to this area. This cost is being allocated to the subdivisions north of Rt. 228.

   During fiscal 1997, improvements to the Mars-Crider Road, an important access road in Cranberry Township and Seven Fields Borough to the Company's subdivisions north of Route 228, were substantially completed at a total cost of approximately $940,000. During fiscal 1997 and 1998, the Company made significant improvements to Route 228 which divides the Company's property. These improvements, which cost nearly $2.0 million, have facilitated the development of the Company's property located north of Route 228 by the Company, or other developers who have purchased property from the Company.

   During 1998, the Company also completed a new sales center, sold several additional commercial parcels of property, and sold its Moon Township property.

   The Company, under the name "Castle Creek Water Company", provides and charges the residents of Seven Fields Borough and parts of Cranberry and Adams Townships for water services under authority granted it by the Pennsylvania Public Utilities Commission ("PUC") on November 29, 1991.

   The area in which Seven Fields is located has seen increasing residential and commercial development in the past few years due to its proximity to Pittsburgh, which is enhanced by Interstate 279 which directly connects the area to downtown Pittsburgh.
   Demand for the Company's single-family homes was stable in 1998 compared to 1997.

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

   At this time, the business of the Company is not seasonal in nature, nor is it dependent upon any patents or trademarks. However, the ability of the Company to carry on the development of its property depends upon its success in procuring the necessary governmental approvals, licenses and permits and in generating internally, or obtaining from outside sources, sufficient capital to facilitate this development activity. The Company presently employs 27 full-time and 8 part-time employees.

   Sources of materials required by the Company for its development and construction activities are ample. The Company purchases its materials from suppliers that sell primarily to the home construction industry in Western Pennsylvania and the Company is not dependent on any one supplier for its materials.

   The cost of materials in the home construction industry has historically fluctuated significantly on a national basis as a result of changes in supply and demand for particular materials.

   The Company incurs significant costs so as to comply with various environmental laws. Such costs are considered a normal cost of operations, and have historically not caused the Company's selling prices for lots and houses to be uncompetitive.

   The Company anticipates spending an additional $300,000 during 1999 for completion of the storm water control and wetlands work north of Route 228. The cost of these improvements will be charged to the developments north of Route 228. It is also anticipated that the Company will either incur $350,000 to grade the commercial property adjoining the planned Rt. 228 intersection, or reduce the selling price of this commercial property in exchange for the buyer's agreement to construct the required improvements.

Rather than developing the garden apartments that were planned, the Company has sold part of this partially developed parcel to another developer, and also intends selling the remainder of the parcel.

   The estimated costs to be incurred during the fiscal years 1999 to 2003 for the development of residential and commercial lots and construction of residential and commercial building units are summarized on Page 8.

Capitalized Development And Construction
                                              October 31, 1998

                                               Unsold Capitalized
                                 Net    Lots   Units  Costs




      The following schedules summarize the Company's capitalized development costs and its development plans for the five years ending October 31, 2003.


Capitalized Development And Construction

                                              October 31, 1998


                                      Net          Unsold   Capitalized
                                      Acres  Lots   Units    Costs

Land Development
Substantially Completed Subdivisions
      South of Rt. 228                 125    277    4       $      76,082
Northridge Manor                       17     45     15            308,638
Northridge Estates Phase I             31     56     11            324,347
Northridge Estates Phase II            22     43     36          1,122,989

Multi Family
Georgetowne Manor                      10     77     32            414,107
Hawthorne Commons                      24     96     86          1,952,089

Commercial
Phase P                                18     5      2             210,542
Phase Q                                5      3
Phase J                                22     2
Phase M                                18     5      1            794,357
Phase I, Garden Apartments & Other     0.8    1      1             79,511
Phase I Office Land                    1.2    1
Phase O                                4      1
Total - Currently Under Development    298    612    188        5,282,662

Accumulated Costs of Property
  to be Developed in the Future        171                      3,038,721

House Construction
Houses Completed                                     2            340,142
Houses Under Construction                            7            784,134
Fourplex & Townhouses Completed                      5            718,442
Fourplex & Townhouses Under Construction             34         1,620,568
Additional Housing Starts                            -
(Nominal Costs Incurred)                                          143,311
Total - House Construction                           48         3,606,597

Development Costs Classified as
Property Buildings & Equipment
Office Building                           3          1          1,263,208
Real Estate Sales Office                  2.7        1            515,893
Water Authority Assets                                            374,881
                                          5.7        2          2,153,982
Total Capatilized Development
  and Construction                        474.7      614     $ 14,081,962

                              Estimated Additional Costs
                         To Be Incurred Fiscal 1999-2003 (000's)

                             1999    2000     2001     2002     2003

Total Development Costs      $  453  $ 1,334  $ 1,187  $   876  $    35
Building Costs                8,548    7,024    6,064    6,304    5,804
   Total Development And
   Building Costs            $9,001  $8,358   $ 7,251  $ 7,180  $ 5,839

         Financial Information Relating to Industry Segments
                       and Classes of Products

                                                      Year Ended
                                                 October 31, (000's)

                                                  1998         1997
Sales to Unaffiliated Customers
Rental and General Operations                     $     243    $     579
Land Development, House Construction and PUC         13,924       10,352
  Regulated Services
     Total Sales                                  $  14,167    $  10,931

Operating Income
Rental and General Operations                     $    (105 )  $    (210 )
Land Development, House Construction and PUC          2,273        1,577
  Regulated Services
     Total Operating Income                       $   2,168    $   1,367

Identifiable Assets
Rental and General Operations                     $   3,120    $   6,808
Land Development, House Construction and PUC
  Regulated Services (Including
  Land Held for Future Development)                  14,138       13,439
     Total Identifiable Assets                    $  17,258    $  20,247

See Item 7. Financial Statements.


Item 2.  Description of Property

   The Company's principal asset is a real estate development known as Seven Fields, located mainly in the Borough of Seven Fields and partially in Adams and Cranberry Townships, Butler County, Pennsylvania. The development originally consisted of 540.2 acres including required open space, of which
24.5 acres are in Adams Township, and 40 are in Cranberry Township, however a substantial amount of this acreage has already been developed and sold by the Company.

   When the Company commenced business in 1987, Seven Fields consisted of a townhouse development on approximately 27 acres and approximately 513 acres of mostly undeveloped land.
 The townhouse complex originally had a total of 237 rental units owned by the Company, 39 units owned by individual homeowners, a swimming pool, tennis courts, playground and sewage disposal plant.

   In 1989, the Company began offering its townhouse units for sale and as of October 31, 1998, had sold all of the units.

   The Company's remaining property located in Seven Fields Borough, Cranberry Township and Adams Township consists of approximately 20 separate, partially developed and undeveloped residential and commercial parcels. The areas south of Rt. 228 have been subdivided and improved with roads, sidewalks and underground utility lines and are substantially developed. The areas north of Rt. 228 are currently being developed. See Item 1. Description of Business and Note 12 to the Financial Statements.

   The property in Adams Township was sold in 1997 in two separate sales. The Company constructed a 9,434 square foot office building in 1995, part of which is used for its operations and the remainder is leased to Seven Fields Borough, and as of October 31, 1998, completed construction of a real estate sales center north of Rt. 228.

   The Company also sold 40 acres of unimproved commercial and residential property located in Moon Township, Allegheny County, Pennsylvania (the "Moon Township Property") in 1998.

   The Company purchased 2 single-family lots and 2 townhouse lots in the Nevillewood Community, Collier Township, a suburb southwest of Pittsburgh during 1998. In addition, the Company is committed to purchase 7 additional lots in Nevillewood over the next 29 months.

   The Company also holds mortgage notes receivable related to the sale of certain of the original 237 townhouses. See Item 6. Management's Discussion and Analysis or Plan of Operation-Financial Condition and Not 4 to
Financial Statements.

    The mortgages and other outstanding liens on the Company's Seven Fields property are discussed in Item 6. Management's Discussion And Analysis or Plan of Operation - Financial Condition.

Item 3.  Legal Proceedings

   The Company is not a party to any currently pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended October 31, 1998.


                               PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

      (a) Market Information There is no established public trading market for the Company Shares and the Company is not aware of the terms of any transactions in Company Shares.

      (b) Holders As of October 31, 1998, there were 773 holders of Company Shares, which is the only outstanding class of equity of the Company.

      (c) Dividends No cash dividends on the Company Shares were declared by the Company during its last two fiscal years and there can be no assurance that any cash dividends will ever be declared.

Item 6.  Management's Discussion and Analysis or Plan of Operation

   The following discussion is an analysis of the Company's financial condition and results of operations for the fiscal years ended October 31, 1998 and 1997. This discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein. All references herein to a fiscal year refer to the Company's fiscal year ended on October 31 of such year.

Business Plan and Objectives

   The Company's primary business objective is to repay, to the fullest extent possible as soon as possible, the claims of the Investors. Based upon the combined total of appraised market values of the Company's properties, the Company does not believe it will be able to repay the entire amount of the Company Debt. Nevertheless, as required by the Bankruptcy Plan, the Company plans to pursue this objective by continuing to develop and sell its existing properties. See Item 1. - Description of Business. Until 1998 the Company had no plans to acquire and develop any other properties except minor acquisitions which might enhance the development of existing properties. However, during 1998, the Company acquired or committed to acquire a total of 11 lots in the Nevillewood Community, a southwest suburb of Pittsburgh. The Company has begun building single family and townhouse units on these lots.
In total the Company will be able to build 35 housing units on these 11 lots.

   The Company, since the bankruptcy reorganization, has expended substantial effort and resources in resolving many of the hurdles necessary to carry out its plans. A master plan for development of its existing properties has been prepared, zoning approval for the plan has been obtained, municipal sewerage service has become available, and all known necessary governmental requirements can be met in order to facilitate the continued timely and economic development of its property. See Item 1. - Description of Business.

Financial Condition

   The Company's liabilities exceed its assets because of the $66.6 million of Company Debt that was not discharged by the Bankruptcy Plan. Upon commencement of its operations in 1987, the Company had $6.4 million of additional liabilities, $5.3 million of that was indebtedness secured by mortgages on the Company's real estate holdings and $694,000 of which were administrative costs incurred in the Bankruptcy Court proceedings. The Company's assets upon commencement of operations totaled $18.1 million, and its opening shareholders' deficit was $54.8 million. As of October 31, 1998, such deficit had decreased to $41.5 million, principally because of profits generated from operations and the Company's recognition of a $4 million deferred tax asset in fiscal 1994 as a result of the Company's adoption of FAS 109.

   The Company, in 1987, recorded its principal assets-land, buildings, equipment and furnishings - at their appraised value as determined by appraisals performed in 1986 in connection with the Bankruptcy Court proceedings.

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

   The Company's financial condition improved during fiscal 1998 and 1997 as a result of the generation of net income of $831,000, and $762,000 respectively.

   The Company's investment in residential and commercial development phases from which lots are currently being sold and phases from which lots can be sold in the first half of 1999 was $5.2 million at October 31, 1998. The Company's inventory of completed, unsold lots at Seven Fields decreased from 226 to 188 in fiscal 1998, however, the Company has committed to purchase an additional 11 lots at Nevillewood where it will build 35 houses and townhouses.

   During 1997, development work in the 77 lot Georgetowne Manor, 96 lot Hawthorne Commons, and 56 lot Phase I of Northridge Estates was completed.
In 1997 the Company sold 6 separate commercial lots totaling 33 acres for a total gross sales price of $2,215,000. In 1998 the Company completed the 43 lot Northridge Estates Phase II Subdivision and sold 4 of its commercial parcels consisting of approximately 11.4 acres for $1,251,000. In addition, the Company sold its remaining 74 original townhouses for $4,136,000, sixty-five of which were sold in bulk to a single investor for $3,542,500. The sale of the 40-acre parcel located in Moon Township was also finalized for $575,000 in 1998. The expected sale of the Town Center and Town Village area totaling 34 acres did not close and the buyer opted out of the agreement of sale due to the inability to obtain the zoning changes which were required for the planned development. Construction of the Rt. 228 improvements were substantially completed and construction of the storm water detention pond was begun in 1998. The final cost of the Rt. 228 improvements was approximately $2.0 million and the estimated cost of the storm water detention pond is $525,000. The Company does not plan to invest significant additional amounts in any of the remaining commercial lots, other than those amounts that would be recoverable at the time of sale.

   During 1997, the Company substantially completed the reconstruction of Mars-Crider Road at a total cost of $940,000, the cost of which has been proportionately added to all residential phases north of Route 228. Most of the site development work between Route 228 and Mars-Crider, including base roads and required utility extension has been completed, the cost of which was proportionately added to the phases benefiting from these improvements.

   In November 1995, the Company obtained a $750,000 loan from PNC Bank, N.A. secured by a mortgage on its Office Building and also negotiated a $1,000,000 line of credit from National City Bank which was increased to $2,250,000 in 1998, that is being used in its home building activities. In 1996, the Company obtained additional lines of credit of $1,000,000 and $750,000 from First Western Bank, the proceeds of which are also being used for the construction of homes in the Company's Hawthorne Commons and Georgetown Manor Subdivisions. In 1997, a $250,000 working capital line of credit was obtained from PNC Bank. At October 31, 1998, the Company had available borrowing capacity under its lines of credit of approximately $4 million compared to $2 million at October 31, 1997.

   The Company had $3,607,000 invested in completed and partially completed residential units at October 31, 1998 compared to $3,687,000 at October 31, 1997. This investment decreased slightly during fiscal 1998 despite the fact the Company had 48 completed and partially completed units at October 31, 1998 as compared with 42 at October 31, 1997. The construction progress of the 48 units at October 31, 1998 was not as advanced as the 42 units in 1997.

   All new performance and maintenance bonding requirements were met through the Company's new commercial bonding line that is no longer collateralized by the Company's real estate. At October 31, 1997, the Company had bonds outstanding of approximately $1,250,000.

   The Company's cash position remained constant in 1998 as a result of cash generated from operations including utilization of deferred tax assets and depreciation of $2,414,000, a decrease in lot and house inventory of $201,000, recovery of basis on the sale of townhouses of $939,000, and a net decrease in other assets and liabilities of $397,000, offset by net repayment of mortgages and notes payable of $1,535,000, and Company debt of $2,331,000 and capital expenditures of $92,000.

It is the Company's plan to make annual distributions in partial repayment of the Company Debt.

Results of Operations

   The increase in operating income was the result of a $1,648,000 increase in gross profit on the sale of the 74 original townhouses compared to 17 in 1997 offset by a $750,000 decrease in gross profit resulting from the sale of residential and commercial lots and houses, a decrease in general and administrative and operating costs of $121,000, an increase in water revenue of $25,000, and a decline in rental revenues of $336,000 and depreciation expense of $92,000 as a result of the sale of townhouses, leaving fewer available for rent.

   Interest income increased from $32,000 to $71,000 as a result of the Company having more excess cash available to invest during 1998 than 1997.

   Net income included a provision for deferred income taxes of $1,388,000 in 1998, compared to $508,000 in 1997. The 1998 and 1997 deferred income tax provision resulted from the Company's periodic evaluation of its ability to generate sufficient future profits to utilize its deferred tax assets. It is anticipated that deferred income tax provisions will be recorded in future years that, at a minimum, approximate statutory income tax rates.

   During fiscal 1998, the Company generated gross revenues of $14,167,000, an increase of $3,236,000 over 1997. Gross revenues from sales of houses and developed lots increased by $712,000 in fiscal 1998 over 1997, townhouse sales increased by $2,834,000 as a result of 57 more units sold and rental revenues declined by $336,000 in fiscal 1998.

   The Company's cost of lots and houses sold, expressed as a percentage of sales, increased from 79 % in fiscal 1997 to 88% in fiscal 1998 because of the lower sales and lower margin earned on the sale of commercial lots. The cost of townhouses sold in fiscal 1998 expressed as a percentage of sales decreased from 55.9 % in 1997 to 46% in fiscal 1998. The average sales price of townhouses sold in fiscal 1998 was $55,900 compared to $76,500 in fiscal 1997, however, the Company also expended greater funds to improve the townhouses and incurred higher selling expenses so as to facilitate their sale at retail in 1997.

   The Company's sales of houses constructed, lots developed and existing townhouses during fiscal 1998 and 1997 were as follows:

                                              Fiscal 1998       Fiscal 1997
Moon Township                                 1                 0
Lot Sales                                     4                 6
Lot Sales - Single & Multi-Family             67                60
Townhouse Sales                               18                19
Single Family House Sales                     14                14
Fourplex House Sales                          7                 5
Townhouse Sales - Original Construction       74                17

   The four commercial lots sold in fiscal 1998 generated $1,251,000 in gross revenues compared to the six sold in fiscal 1997 for $2,215,000. The 67 single and multifamily lots sold in fiscal 1998 generated gross revenues of $2,175,000, or an average of $32,400, compared to gross revenues of $1,817,500 for 60 lots sold in fiscal 1997 or an average of $30,200. The change in average lot price is a result of a change in the mix of lots sold in 1998.

The Company's revenue from the sale of single family houses was $2.6 million in fiscal 1998 compared to $2.3 million in fiscal 1997. Fourteen single-family houses were sold in 1998 and 1997. The Company generated revenues of $1,074,000 from the sale of 7 fourplex units during fiscal 1998 compared to $722,000 in

1997 from the sale of 5 fourplex units. During 1998, the Company also generated gross revenue of $1,944,000 from the sale of 18 newly constructed townhouse units in the 77 unit Georgetowne Manor Subdivision compared to $1,853,000 from 19 units in 1997. The sale of the Moon Twp. Property also generated $575,000 in 1998.

Liquidity and Capital Resources

   The Company has pursued the development of its property in phases. It has used cash generated from the sale of its properties to reduce pre-reorganization debt, to develop its property and, until such litigation was completed in 1995, to fund the litigation efforts to recover assets from former shareholders of the Predecessors.

   The Company's primary objective is to repay to the fullest extent possible, and at the earliest possible time, the Company Debt. To this end it distributed $2.0 million of the net proceeds from the sale of its Virginia Manor property in January, 1993, made additional distributions of $1.3 million in December 1993, $2.0 million in December 1994, and $2.0 million in December 1995, $1.0 million in December 1996, $2.3 million in February 1998 and intends to make additional future distributions in repayment of the Company Debt which will further deplete the Company's capital resources. Because the Company has the dual objective of maximizing the cumulative return to its Investors, which is best accomplished through expanded development and construction activities, and to repay the Company Debt as soon as possible, which management believes is best accomplished by annual distributions, it is important for the Company to maintain external sources of capital to facilitate accomplishing both of these objectives. Management also believes that since a market for the Company Stock and Company Debt has not developed, it is important to provide the Investors with an annual return of some of their investment.

   In 1994, the Company obtained a five-year, $1.7 million mortgage loan to replace an existing mortgage loan. The Company also has established a bonding line in the amount of $2.0 million which until 1998 was collateralized by a first mortgage on 30 of its rental townhouses. During 1996, the Company also borrowed an additional $750,000 secured by a mortgage on its Office Building and negotiated a $1 million line of credit which was subsequently increased to $2,250,000 in 1998 to be used for the construction of houses in certain subdivisions, a $1 million line of credit to be used for the construction of fourplexes in its Hawthorne Commons Subdivision and a $750,000 line of credit to be used for the construction of townhouses in its Georgetowne Manor Subdivision. In 1997, a $250,000 working capital line was obtained from PNC Bank. The Company has approximately $4 million of borrowing capacity available in these lines of credit at October 31, 1998.

   The Company will continue to incur significant development costs related to development activities north of Rt. 228. These development costs exceeded $1.0 million in 1997 and 1998, and are also expected to exceed $500,000 in 1999, and are related to general development north of Rt. 228. Therefore, the payback on these expenditures is longer term than expenditures for the development of specific phases. The 1996, 1997, and 1998 expenditures include approximately $900,000 for the reconstruction of Mars-Crider Road, and $2.0 million for Rt. 228 improvements. During fiscal 1999, the Company expects to generate significant cash flows from the sale of lots and houses in its Northridge Manor, Georgetowne Manor, Hawthorne Commons and Northridge Estates Subdivisions, from the sale of commercial lots and the sale of houses and townhouses at Nevillewood. See Item 1 Description of Business and Note
12 to the Financial Statements.

   In fiscal 1997 cash flows from operating activities were reduced as a result of the Company increasing its investment in its inventory of completed and under construction lots and houses by $1,476,000. In 1998 cash of $201,000 was generated as a result of a reduction of lot and house inventory.

   In 1997, the Company distributed $997,000 in partial repayment of the Company's debt, and increased its investment by $1,952,000 in its inventory of completed and partially completed houses, development of finished commercial and residential building lots, and in the Mars-Crider Road and Rt. 228 improvements.

The Company generated the cash necessary to finance these activities from an increase in its outstanding bank debt of $615,000 and generation of net pre-tax income of $1,271,000. Although the Company has begun to recognize income tax expense it probably will not be required to make substantial cash payments for income taxes for several years.

   The Company's cash position remained constant in 1998 since it repaid bank notes and mortgages of $1.5 million and Company Debt of $2.3 million with the cash it generated from operations and the disposal of its remaining original townhouses.

Other Matters - Year 2000 Issue

   The Company's management is in the process of evaluating the impact of the failure of software used in the Company's administrative and accounting activities to address date sensitive matters after the year 1999. None of the software used by the Company is integral to its operations, and therefore if the necessary upgrades to its software are not made on a timely basis the impact would be minimal. The Company's accounting software is licensed from third party vendors, and the Company has already installed year 2000 compliant upgrades at a nominal cost.

Recent Accounting Developments

   For the most part all of these new pronouncements only enhance disclosure of certain financial information. Initially the Company does not believe that there will be a material financial impact or significant change in disclosure upon adoption of these new standards.

Item 7.  Financial Statements

   The financial statements of the Company are set forth following Item 13 of this Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

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

   Certain information about the Directors and executive officers of Seven Fields Management, the sole trustee of the Company, is set forth below. Each of the Directors serves for a three-year term expiring in the year indicated, and is elected by Seven Fields PA, the sole shareholder of Seven Fields Management. Each such person is also a director of Seven Fields PA and Seven Fields DEL and except for directors first elected subsequent to April 30, 1995, each was a director of the Corporation prior to the 1995 Reorganization.

                                                 Director of
                                    Director     Corporation    Term Expires
Name                   Age          Since        Since

Michael Burkhart       55           1996         N/A            1999

Samuel A. Goldberg     74           1995         1988           1999

Robert A. Janusey      47           1998         N/A            2001

Cheryl Kirchner        51           1997         N/A            2001

Alexander Lindsay, Jr. 52           1995         1990           2000

Paul Voytik            74           1995         1988           2000

George K. Wright       72           1995         1988           2000

Darell Craig           48    Chief Executive Officer    Employed Since 1991
Lynn Hoffman-Kyle      44    Chief Financial Officer    Employed Since 1988

   Michael H. Burkhart has been a Certified Public Accountant since 1972 and is a member of the American Institute of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants and the National Association of Certified Valuation Analysts. Mr. Burkhart has practiced in public accounting since 1968, was a partner with Hinds, Lind, Miller & Co., Certified Public Accountants, until 1995, when he founded his present firm. Much of Mr. Burkhart's professional background involves working with construction and land development companies in the tax, accounting and management services areas.

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

   Robert A. Janusey is Vice President of Shiloh Industrial Contractors, Inc. a commercial and industrial contractor which he co-founded in 1986. Mr. Janusey, who holds a BS in civil engineering from Geneva College was also a project manager for Chapman Corporation from 1980 to 1986 and a draftsman for Janusey & Associates from 1976 to 1980.

   Cheryl Kirchner is a registered nurse with over 20 years experience in the field of health care management and the development of patient care systems. She received a Bachelor's Degree from Youngstown State University with a major in Nursing, and a Master's Degree in Health Service
Administration from St. Francis College. As owner of a geriatric care management service, she developed systems of support for the elderly and their families.

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

   Paul Voytik has been Chairman of the Corporation since January 1989, Chief Executive Officer from 1989 to 1998 and President of the Corporation since February 1988. He was employed at Westinghouse Electric Corporation for 29 years, 24 of which he served as an Engineering Manager, until his retirement in November 1985. Thereafter, he served as a consultant to Westinghouse until 1986. In 1986 he became Vice President and a director of Piedmont Atlantic Corporation, which engaged in land development in Chapel Hill, North Carolina. He has over 35 years of experience in building, contracting, and land development.

   George Wright has been Vice President of the Corporation since February 1988. He was employed by Gulf Research & Development for 42 years until his retirement in February 1985. At the time of his retirement, he held the position of Director of Safety, Security & Fire Prevention for a 95-acre research complex of Gulf Oil Corporation.

   Darell Craig has been employed by the Corporation as Chief Operating Officer since September 1991 and Chief Executive Office since 1998. A graduate of the University of Pittsburgh, Mr. Craig has been a manager of land development and single and multi family home construction for over twenty years.

   Lynn Hoffman-Kyle prior to being named Chief Financial Officer in December 1997 was employed by the Corporation as Controller since 1988. A graduate of Pennsylvania State University, Ms. Hoffman-Kyle has held various accounting positions during the past twenty years.

   The Company is not aware of any trustee, officer or beneficial owner of more than ten percent of the Company Shares who failed to file on a timely basis forms required by Section 16(a) of the Exchange Act during the fiscal year ended October 31, 1998.


Item 10.  Executive Compensation

   The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company's chief executive officer during each of the last three fiscal years. No officer or director of the Company, except as indicated in the following table, had total annual salary and bonus in excess of $100,000 during any of the last three fiscal years.

                      SUMMARY COMPENSATION TABLE

                                                  Long-term Compensation
                     Annual Compensation          Awards        Payouts
                                                                All
                                   Other   Restricted                    Other
Name and                           Annual  Stock      Options/  LTIP     Compen-
principal    Fiscal Salary  Bonus  Comp.   Awards     SARS      Payouts  sation
position     Year   ($)     ($)    ($)     ($)        (#)       ($)      ($)
(a)          (b)    (c)     (d)    (e)     (f)        (g)       (h)      (i)

Paul Voytik  1998   53,760  0      0       N/A        0         N/A      0
(President   1997   39,655  0      0       N/A        0         N/A      0
and Chief    1996   37,354  0      0       N/A        0         N/A      0
Executive
Officer)

Darell Craig 1998   82,445  34,594 0       N/A        0         N/A      0
Chief        1997   78,340   4,990 0       N/A        0         N/A      0
Executive    1996   76,635   4,989 0       N/A        0         N/A      0
Officer




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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information as of January 29, 1999 regarding the amount and nature of ownership of Company Shares by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Company Shares, by Seven Fields Management, the sole trustee of the Company, by each of the directors of Seven Fields Management, and by all of such directors and the executive officers of the Company as a group. Each such individual has sole voting and investment power with respect to the shares listed except as otherwise indicated in the footnotes to the table.

                                                    Percentage of
Name and Address of      Amount and Nature of       Outstanding
Beneficial Owner (1)     Beneficial Ownership       Company Shares
Seven Fields (DEL), Inc.         2,905,514                 83
Seven Fields
Management, Inc.                 0                         0
Paul Voytik                      2,905,514   (2)           83
Michael H. Burkhart              2,905,514   (2)           83
George K. Wright                 2,905,514   (2)           83
Samuel A. Goldberg               2,905,514   (2)           83
Robert A. Janusey                2,905,514   (2)           83
Cheryl Kirchner                  2,905,514   (2)           83
Alexander Lindsay, Jr.           2,905,514   (2)           83
All directors of the
sole trustee and
   Executive officers
   of the Company
   as a group (9 persons)        2,905,514                 83



(1) The address of each person is 2200 Garden Drive, Suite 200, Mars, Pennsylvania 16046-7846.
(2) Represents shares held by Seven Fields (DEL), Inc., of which the named person is a director and with respect to which such person shares voting and investment power.

The following table sets forth information as of January 29, 1999 regarding the amount and interest ownership of shares of common stock of Seven Fields
PA by each of the directors of Seven Fields Management, the sole Trustee of the Company and by all of such directors and executive officers of the Company as a group. Seven Fields PA is the sole shareholder of Seven Fields DEL, which owns approximately 83% of the outstanding Company shares. Each person has sole voting and investment power with respect to the shares listed except as otherwise indicated.

                                                Percentage of
Name and Address of    Amount and Nature of     Outstanding
Beneficial Owner (1)   Beneficial Ownership     Company Shares

Paul Voytik            13,599.89(2)             *
George K. Wright       14,173.63(2)             *
Samuel A. Goldberg     745.97                   *
Roberet A. Janusey     257.18                   *
Cheryl Kirchner        1,183.61                 *
Alexander Lindsay, Jr.                          0
Michael Burkhart                                0
All directors of
 the sole trustee and
 executive officers
 of the Company as
 a group (9 persons)    29,960.28               .90


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

10.2 Plan and Agreement of Merger between the Registrant and Seven Fields Development Corporation (5)

10.3                     Mortgage Note dated October 28, 1994 of the
                         Registrant to PNC Bank, National Association (6)

10.4                     Open End Mortgage and Security Agreement dated
                         October 28, 1994 between the Registrant
                         and PNC Bank, National Association (6)

10.5                     Assignment of Rents, Leases and Profits dated October
                         28, 1994 between the Registrant and
                         PNC Bank, National Association (6)

10.6 Amendment to Loan Documents of October 28, 1994 and release from mortgage between registrant and PNC
                         Bank National Association dated May 1, 1996 (8)

10.7 Amendment to Loan Documents of October 28, 1994 related to financial covenant for the maintenance of minimum tangible net worth, between the Registrant and PNC Bank National Association (8)

10.10 Settlement Agreement with former majority shareholder (7)

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

10.14                    Revolving Line of Credit Loan Agreement dated
                         November 13, 1995 between the Registrant and Integra Bank (7)

10.15                    Open End Mortgage and Security Agreement dated
                         November 13, 1995 between the
                         Registrant and Integra Bank (7)

10.17                    Office Lease dated August 1, 1995 between the
                         Registrant and The Borough of Seven Fields (7)

10.18 Management and Administrative Services Agreement dated April 30, 1995 (7)

10.19 Revolving line of credit loan agreement, open-end mortgage and security agreement, and revolving line of credit note dated August 13, 1996 between the Registrant and First Western
                         Bank, National Association (8)

10.20 Revolving line of credit loan agreement, open-end mortgage and security agreement, cross-default agreement, and revolving line of credit note dated November 25, 1996 between the Registrant and First Western Bank, National
                         Association (8)

10.21                    Agreement of sale with CMS-Nevillewood Limited
                         Partnership to acquire 8 building lots for $896,000.

10.22                    Agreement of sale of 65 townhouses with Edward Feree.

10.23 Purchase money mortgage with Watersoft Inc. (Feree) related to sale of 65 townhouses.

10.24 Mortgage note with Watersoft (Feree) related to sale of 65 townhouses.

10.25 Amended and restated revolving credit facility with National City Bank for $2,250,000.

27                       Financial Data Schedule

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

(8)                      Filed as exhibit to Registrant's Annual Report on
                         Form 10-KSB filed January 24, 1997 and
                         incorporated herein by reference.

(9)                      Filed as exhibit to Registrant's Annual Report on
                         Form 10KSB filed January 28, 1998 and
                         incorporated herein by reference.


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

          Date:  January 29, 1999

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated as directors.

Signature              Title                              Date

PAUL VOYTIK            President (Principal Executive     January 29, 1999
Paul Voytik            Officer) and Director *

LYNN HOFFMAN-KYLE      Chief Financial                    January 29, 1999
Lynn Hoffman-Kyle      Officer (Principal
                       Financial and
                       Accounting Officer)


GEORGE K. WRIGHT       Director *                         January 29, 1999
George K. Wright


CHERYL KIRCHNER        Director *                         January 29, 1999
Cheryl Kirchner


MICHAEL BURKHART       Director *                         January 29, 1999
Michael Burkhart

* Directors of Seven Fields Management, Inc., the sole Trustee of the Registrant

                  SEVEN FIELDS DEVELOPMENT COMPANY
             ITEM 13 (A) INDEX TO FINANCIAL STATEMENTS



                                                          Page Reference
Independent Auditors' Report.......................................  F-1

Balance Sheets
       at October 31, 1998 and October 31, 1997....................  F-2

Statements of Operations for the years ended October 31, 1998 and October 31, 1997........................................  F-4

Statements of Shareholders' Deficiency for the years ended
       October 31, 1998 and October 31, 1997.......................  F-6

Statements of Cash Flows for the years ended October 31, 1998 and
       October 31, 1997............................................  F-7

Notes to Financial Statements......................................  F-8


                                 F

                                  Independent Auditors' Report



                 The Trustee and Shareholders
                 Seven Fields Development Company
                 Mars, PA

We have audited the accompanying balance sheets of Seven Fields Development Company (the "Company") as of October 31, 1998 and October 31, 1997 and the related statements of operations, shareholders' deficiency and cash flows for each of the two years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1998 and October 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.





    O'Connor, Greenblatt & Company

    December 30, 1998
    Sewickley, PA

                  SEVEN FIELDS DEVELOPMENT COMPANY
                           BALANCE SHEETS
                  AS OF OCTOBER 31, 1998 AND 1997



                               ASSETS

                                               1998            1997

Cash                                           $      106,865  $      225,807
Temporary investments, Note 10                        308,103         195,710
   Total Cash And
   Temporary Investments                              414,968         421,517

Accounts and notes receivable,
   net of allowances of
   $57,492 and $57,589                                199,482         197,690
Mortgage notes receivable, Note 4                     497,918          61,114
Capitalized development costs, Notes 2, 12          5,282,662       5,365,267
Capitalized house construction costs, net of
   allowances, Notes 2, 12                          3,606,597       3,687,231
Prepaid expenses and deposits                          78,445         391,600
Property not currently under development, Net of
   allowances of $123,788 in 1997, Notes 2, 12      3,038,721       3,077,133
Tenant security deposits                                               40,740
Deferred income tax assets, Note 9                  2,096,129       3,483,784


Property, Buildings And Equipment,
   Notes 2, 3, 6, 7

Land                                                  484,756         359,725
Buildings                                           1,294,345       3,373,859
Equipment and furnishings                             845,934       1,393,155
Construction in progress                                              449,757

   Total Property, Buildings And Equipment          2,625,035       5,576,496
   Accumulated Depreciation                          (581,633)     (2,055,493)

   Total Property, Buildings And Equipment, Net
     Of Accumulated Depreciation                    2,043,402       3,521,003


Total Assets                                     $ 17,258,324    $ 20,247,079



                 See Notes to Financial Statements.

                                F-2

              LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                            LIABILITIES

                                          1998                1997
Accounts payable and accrued expenses     $          580,812  $      696,329
Accrued estimated costs related to
  developed lots and buildings sold,
  Note 2                                           1,041,873         812,427
Notes payable - credit lines, Note 6                 196,000         918,157
Mortgages payable, Note 7                            972,461       1,785,570
Customer deposits and advances                       106,245         133,046
Tenant security deposits                                              40,740
General unsecured debt - minority
  investors, Note 1,8,11                           9,501,710       9,897,933
General unsecured debt - Seven
  Fields (DEL) Inc., Notes 1, 8, 11               46,372,015      48,306,984
     Total Liabilities                            58,771,116      62,591,186

        SHAREHOLDERS' DEFICIENCY
Shares of beneficial interest, $1 par value,
  5,000,000 shares authorized, 3,484,392
  and 3,484,560 shares issued and outstanding,
  Notes 1, 2, 11                                  3,484,392       3,484,560

Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of reorganization)
  Notes 1, 2                                    (52,235,399)    (52,235,399)
Retained earnings, since November 7, 1987
(Date of Reorganization)                          7,238,215       6,406,732

    Total Shareholders' Deficiency              (41,512,792)    (42,344,107)


     Total Liabilities And
       Shareholders' Deficiency                $ 17,258,324    $ 20,247,079

                  SEVEN FIELDS DEVELOPMENT COMPANY
                      STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997

                                          1998          1997
Gross Revenue

Rental income                             $    188,361  $    524,230
Fees & other operating income                   54,704        54,461
Water revenue                                  185,499       160,154
Developed lot & house sales                  9,603,121     8,890,865
Townhouse unit sales                         4,135,586     1,301,124

                                            14,167,271    10,930,834

Costs And Expenses
Cost of Developed Lots And                   8,449,160     6,986,853
  Houses Sold
Cost Of Townhouses Sold                      1,912,857       726,775
Other Operating Expenses*                      596,180       778,385
General & Administrative Expenses*             846,590       785,204
Depreciation Expense                           194,921       286,360

                                            11,999,708     9,563,577


            Operating Income                 2,167,563    1,367,257

Interest Expense*                              (19,590)    (129,022)
Interest Income                                 71,165       32,305

Income Before Provision for
  Income Taxes                               2,219,138    1,270,540

Provision For Income Taxes, Note 9           1,387,655      508,216

            Net Income                    $    831,483  $   762,324

Net Income Per Share, Basic and Diluted
                                          $        .24  $       .22

Weighted Average Number Of Shares            3,484,455    3,484,560

*  See details on the following page.


                 See Notes To Financial Statements.

                                F-4

                  SEVEN FIELDS DEVELOPMENT COMPANY
                STATEMENTS OF OPERATIONS - CONTINUED
                DETAILS OF OTHER OPERATING EXPENSES,
      GENERAL AND ADMINISTRATIVE EXPENSES AND INTEREST EXPENSE
           FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997

                                            1998               1997
Other Operating Expenses
Payroll, payroll taxes and benefits         $        685,754   $      760,351
Repairs and maintenance                              129,136          215,547
Utilities                                            118,646          139,719
Insurance                                             94,534          136,689
Property taxes                                        83,497          138,189
Other operating supplies and services                118,876           97,295

       Total Other Operating Expenses              1,230,443        1,487,790

       Less Expenses Capitalized To Development
         And Construction                           (634,263)        (709,405)

       Net Other Operating Expenses             $    596,180     $    778,385

General And Administrative Expenses
Payroll, payroll taxes and benefits             $    405,517     $    416,070
Professional fees                                    112,193          119,819
Other general and administrative expenses            396,872          308,715

   Total General And Administrative Expenses         914,582          844,604

   Less Expenses Capitalized To Development
     And Construction                                (67,992)         (59,400)

   Net General And Administrative Expenses      $    846,590     $    785,204

Interest Expense
Total interest expense                          $    151,666     $    245,819

Less interest capitalized to development and
   house construction                               (132,076)        (116,797)

            Net Interest Expense               $      19,590    $     129,022

                 See Notes To Financial Statements.

                  SEVEN FIELDS DEVELOPMENT COMPANY
               STATEMENTS OF SHAREHOLDERS' DEFICIENCY
           FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997




                                     Shareholders' Retained
                                     Deficit       Earnings
                                     As Of         Since
              Bene-                  November      November     Total
              ficial     Interest    7,            7,           Shareholders'
              Shares     Amount      1987          1987         Deficiency

Balance,
October 31,
1996          3,484,560  $3,484,560  $(52,235,399)  $5,644,408  $(43,106,431)

Net Income
Year Ended
October 31,
1997                                                   762,324       762,324

Balance,
October 31,
1997          3,484,560  $3,484,560  $(52,235,399)  $6,406,732  $(42,344,107)

Year Ended
October 31,
1998:
Net Income                                             831,483       831,483
Retired
  Shares           (168)      (168)                                     (168)


Balance,
October 31,
1998           3,484,392  $3,484,392  $(52,235,399)  7,238,215   (41,512,792)


                 See Notes To Financial Statements.

                  SEVEN FIELDS DEVELOPMENT COMPANY
                      STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997


Cash Flows From Operating Activities            1998           1997
Net income                                      $   831,483    $   762,324
Provision for deferred income taxes               1,387,655        508,216
Depreciation                                        194,921        286,360
Capitalized development costs incurred           (3,545,553)    (2,989,270)
Capitalized house construction costs incurred    (5,213,184)    (5,473,589)
Cost of lots and houses sold                      8,960,386      6,986,853
Changes in other assets and liabilities:
   Other assets                                     352,103        125,343
   Other liabilities                                 46,224        437,432
     Net Cash Flows Provided By
       Operating Activities                       3,014,035        643,669

Cash Flows From Investing Activities:
Additions to property, buildings & equipment        (91,766)      (562,342)
Payments on notes receivable                         50,696            693
Sale of property, buildings, & equipment            886,944        320,412
    Total Cash Flows Provided
      By (Used In)Investing Activities              845,874       (241,237)

Cash Flows From Financing Activities:
Repayment of general unsecured debt              (2,331,192)      (997,931)
Net borrowings (repayments) on credit lines        (722,157)       788,157
Proceeds from borrowings                            310,000
Repayment of loans payable                       (1,123,109)      (173,011)
    Total Cash Flows Used In
      Financing Activities                       (3,866,458)      (382,785)

Net Increase (Decrease) In Cash And                  (6,549)        19,647
  Temporary Investments
Cash And Temporary Investments,                     421,517        401,870
  Beginning of Period
Cash And Temporary Investments,
  End of Period                                 $   414,968    $   421,517

Interest Expense Included In Net
  Income Above                                  $     19,590   $    129,022

Interest Paid And Included In
  Capitalized Development
  And House Construction Costs                       132,076        116,797

    Total Interest Paid                          $   151,666   $    245,819

Income Taxes Paid                                None          None

Supplemental Schedule Of Non-cash
  Investing And Financing Activities:
  Mortgage Note Received From Sale
  of Property                                    $     487,500



                 See Notes To Financial Statements.

                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997


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

     The above described merger was a component of a comprehensive restructuring of the Corporation pursuant to which approximately 83% of its shareholders and debt-holders ("Investors") exchanged their stock and debt ("Company Debt") for the common stock of a newly formed holding company - Seven Fields Development (PA), Inc. ("Seven Fields PA"). As a result of this restructuring, Seven Fields PA holds 83% of the stock and debt of the Company through a wholly owned subsidiary, Seven Fields (DEL), Inc.

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

     The sole trustee of the Company is Seven Fields Management, Inc. which is also a wholly owned subsidiary of Seven Fields PA. The directors and officers of Seven Fields Management,Inc. are the same persons who were the directors and officers of the Corporation. The executive officers of the Company are the same persons who were the executive officers of the Corporation.

     The Company as survivor of the merger, remains subject to the Bankruptcy Plan under which the Corporation commenced operations on November 7, 1987, as is more fully described below.

Business And Operations
     The Company's current major activities are the development of its undeveloped property located in Seven Fields Borough, Butler County, PA, and operation of the municipal water service in Seven Fields Borough. Prior to January 1998, the Company also rented townhouses located in Seven
Fields Borough. Since 1987, the Company sold these townhouses as individual residences and in January 1998 sold the remaining 65 townhouses in a bulk sale. All of these activities focus on the single goal of maximizing the assets of the Company and ultimately distributing such assets to its Investors in complete liquidation at the earliest appropriate time.

     Since the bankruptcy Reorganization in 1987, the Company has sold four rental properties, repaid five million dollars of debt other than Company Debt, and returned approximately $10.6 million to its Investors through debt repayments.

                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 1  Continued

     Prior to 1998 the Company was not actively acquiring additional property for development. In 1998 the Company committed to purchase 11 lots in Nevillewood, a southwest suburb of Pittsburgh, at a total cost of approximately $1.0 million. The Company is constructing single family homes and townhouses on these completed lots. It will not be until at least the years 2000 - 2005 before development of its remaining undeveloped property at Seven Fields is completed, unless sales of some of its remaining property are made in bulk.

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

     The Debtors were formed in 1976 primarily for the purpose of marketing and managing investments in multi-family residential housing developments. From 1976 until May 1986, when the Debtors filed for reorganization under Chapter
11 of the Federal Bankruptcy Code, they acquired four significant real estate projects. The Debtors obtained funding to acquire and/or develop these projects by selling to investors what was purported to be percentage interests in a particular real estate development that would be managed by the Debtors. From 1976 to 1986 the Debtors received approximately $57,000,000 from over 2,600 investors (the "Investors").  These Investors had no
management control over the Debtors' affairs.    Management of the
Debtors was vested exclusively with four stockholders who owned 100% of the stock of the Debtors. Investors' investment balances, including reinvestments, exceeded $69,000,000 when the Debtors filed petitions for reorganization with the Bankruptcy Court.

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

                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 1  Continued

be any residual assets available for distribution on Company shares.

     The general, unsecured debt issued to the Investors bears no interest and is subordinate to existing and future secured debt of the Company. As indicated above, the Plan specified that this debt would be paid as soon as possible. Presently, and for the foreseeable future, the assets of the Company are inadequate to pay a substantial part of this debt. Upon liquidation, payment of this general, unsecured debt ranks behind payment of existing and future secured debt of the Company but before payment to holders of Company Shares.

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

Reorganization On November 7, 1987
     Although the Corporation was the successor in the merger of the four Debtors pursuant to the Plan, the Company was being treated for accounting purposes as if it were a newly created corporation at November 7, 1987.
Most significantly, the assets upon reorganization have been stated
at their appraised value instead of historical cost.  Total assets of the
Corporation at November 7, 1987 were $18,145,669,   including fair
market value of all real estate and horses in the amount of $16,792,582 and historical cost for all other assets of $1,353,087. Since total Investor balances exceeded $69,000,000 and other liabilities exceeded $5,000,000, the Company emerged from bankruptcy reorganization proceedings with a shareholders' deficiency of $54,812,544. Assets received from the shareholders and related parties of the debtors and pre-reorganization claims against the Company have been treated as an adjustment of
Pre-Reorganization   Deficit at November 7, 1987. In addition, as more fully
explained in Note 9, $4,080,000 of deferred tax assets was recognized on November 1, 1993.

Use Of Estimates
     The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and disclosure of contingencies. Actual results could differ from those estimates. The Company makes significant estimates related to common area development costs that it expects to incur in the future, and costs to complete specific subdivisions of lots from which lots are being sold.

                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 2  Continued

Fixed Assets And Depreciation
Fixed assets are recorded at cost except for assets transferred to the Corporation pursuant to the Plan, which are recorded at appraised value as determined in the bankruptcy reorganization proceedings.

     The carrying value of such assets is estimated to be not in excess of net realizable value. No accumulated depreciation was recorded as of the Corporation's reorganization on November 7, 1987, and the Company has used straight line and double declining balance methods utilizing the half year convention in the year of acquisition since bankruptcy reorganization. The Company has selected estimated useful lives for the assets received pursuant to the Plan that approximates the original estimated lives of personal property and the residual lives of the real property.

Development Costs And Other Capitalized Costs
     It is the Company's policy to capitalize all material costs related to the development of its property. Costs, including but not limited to legal, engineering, planning and construction, which are specifically identifiable to each phase, are capitalized to the individual phase, and costs which are incurred which benefit all phases being developed or to be developed in the future are allocated to those phases. Costs that are included in the general and administrative cost center and directly related to development activities are capitalized to the development phases under construction during the period. Material interest costs, are capitalized during the construction period of each phase based on the average interest rate of the Company's outstanding debt. The full cost of construction, including overhead, and construction period interest of completed and partially completed houses, has been capitalized.

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

     Revenue is recognized upon settlement for houses that the Company constructs provided construction is substantially completed.

     The Company recognizes revenue on the sale of its townhouse units at settlement. Sales of lots, or housing units from phases or multi unit buildings where development or construction is not substantially complete is accounted for in accordance with the percentage of completion method, based on estimated cost to be incurred. Rental revenue from the Company's townhouses is recognized on a monthly basis. The Company's leases with its residential tenants are of six-months or one year duration and are typically renewed by the tenant.

PUC Regulated Activities
     The Company was granted permission by the Pennsylvania Utility Commission
(PUC) to charge for

                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 2  Continued

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

Provision For Losses
     Provisions for losses on notes and accounts receivable and lots and houses are charged to operations to reduce the carrying amount so as to not exceed net realizable value.

Cash And Cash Equivalents
     For purposes of the statement of cash flows, the Company considers all highly liquid investments, not otherwise restricted, with a maturity of three months or less at the time of purchase to be cash equivalents.

Note 3  Real Estate Rental Activities
     A summary of the historical cost of properties held for rent at Seven
Fields   that are included in property,  buildings and equipment on the balance sheets is as follows. These properties include a commercial office building and a sales center in 1998 and 1997, and 74 residential townhouses in 1997.

                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 3  Continued

                                                    October 31,
                                               1998             1997
Land                                           $    484,756     $    359,725
Buildings                                         1,294,345        3,373,859
Equipment And Improvements                                           314,157
Assets Under Construction                                            449,757
   Total Rental Properties                        1,779,101        4,497,498
     Accumulated Depreciation                       (89,556)      (1,445,956)
Total Rental Properties, Net.                  $  1,689,545      $ 3,051,542

     During 1995 the Company completed construction of a two-story office building having 9,434 square feet. The Company occupies 4,717 square feet and rents 4,717 square feet to the Borough of Seven Fields under terms of a five-year lease that expires July 31, 2000. The Borough is required to pay all utilities and 50% of the operating costs of the building. The Company has granted the Borough an option to purchase the building at the end of the lease at a then fair market value to be determined on the basis of the average of two appraisals. The Company leases a real estate sales office that it constructed in 1995 under terms of a three year lease which expires January 21, 2001. The lease also contains two one-year renewal options at a rent adjusted for the change in the CPI and requires the Lessee to pay all utilities and maintenance of the property.

     Minimum lease payments to be received under non-cancelable operating leases at October 31, 1998 are as follows:

1999         $     77,083
2000               70,302
2001                7,000
Thereafter
     Total    $   154,385
    Total

Note 4  Mortgage Notes Receivable (Mortgage Assignments)
     Commencing in 1993, the Company began financing the purchase of certain of the townhouse units which it sells to individuals. Such financing is facilitated by the Company receiving an assignment of the mortgage note granted by the buyer of the individual townhouse to the mortgagee -
Howard Hanna Financial Services. The Company has not perfected its security interest in the underlying collateral in that it is the Company's policy to not record these assignments with the Butler County Recorder of Deeds. The
Company intends to sell the remaining mortgage it holds in the open market when market conditions are favorable.

     The Company sold its 65 remaining townhouses in bulk in January 1998. As partial consideration, the Company accepted a mortgage note in the amount of $487,500 and was granted a second mortgage secured by the 65 townhouses sold.
This mortgage note which bears interest at 7 1/2% is repayable at the rate of $7,500 for each townhouse the mortgagor sells but not less than $255,000 by





                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 4  Continued

     July 28, 2000, an additional $127,500 by July 28, 2001, and the remaining principal balance by July 28, 2002.

     The Company charges operations with any credit loss it incurs on an individual loan basis, and losses because of market changes on an aggregate basis. Market value is determined based on the current discount rates for mortgages of identical terms and interest rates. The Company held the following mortgage note and note assignment at October 31, 1998 and 1997:


                                  Bulk       Retail    Total
                                  Sale       Sale      1998      1997

Number of  Mortgage Notes         1          1         2         1

Approximate Average
Interest Rate                     7.5%       8.125%    8.125%    8.125%
Final Maturity Date               2002       2024      2024      2024
Face Amount of Mortgage Notes     487,500    62,910    550,410$  62,910
Carrying Amount of
  Mortgage Notes
    (Market Value)                $ 435,000  $ 62,918  $ 497,918 $  61,114
Reconciliation Of The Carrying Amounts of Notes

                                  Bulk       Retail    Total
                                  Sale       Sale      1998        1997

Beginning Balances                           $  61,114 $    61,114 $   61,807
New Loans                         $ 487,500                487,500
Principal Collected                 (52,500)      (534)    (53,034)      (693)
Market Valuation Change
  and Realized Gains
  or (Losses)                                    2,338      2,338

    Ending Balance                $ 435,000  $  62,918 $   497,918 $   61,114
Delinquent Loans                                     1           1          0
Principal Amount of
  Delinquent Loans                           $  61,686 $      61,686        0

Note 5  Commitments, Surety And Litigation
Litigation
     The Company has concluded all litigation with the former majority shareholder of the Debtors as a result of a settlement that was finalized in November 1995.

                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 5  Continued
Surety
     The Company is contingently liable under terms of maintenance and performance bonds totaling $1,250,000 to a commercial surety company. To date, the Company has successfully completed, to the extent possible, and to the satisfaction of the Borough and other governmental units, each of its previous subdivisions and other construction, and each of its prior bonds have been duly released.

Purchase Commitment
     The Company has entered into a lot purchase agreement for the acquisition of three single family lots and eight townhouse building lots in the Nevillewood development. Under terms of this agreement as of October 31, 1998, the Company is obligated to purchase one additional single family lot in 1999 for $65,000 and three additional townhouse lots in 1999 at a total cost of $336,000 and three lots in 2000 for an additional $336,000.
The Company will build four townhouse units on each lot and as of October 31, 1998 has closed on two of the eight lots and has eight townhouse units under construction.

Note 6  Notes Payable - Credit Lines
     The Company utilizes a revolving credit line in the amount of $2,250,000 ($1,000,000 in 1997) with National City Bank. Interest is payable monthly at the bank's prime rate plus 1/2%. The credit line is to be used for individual house construction in Seven Fields and Nevillewood in an amount not to exceed $1.5 million, and for townhouse construction at Nevillewood in an amount not to exceed $750,000 and is secured by the constructed homes for which the loan proceeds are used, and by the Company's remaining lots in its Northridge Manor Subdivision. The credit line matures June 1, 2002 and advances outstanding more than 12 months are to be repaid over a 48-month term. National City may call the notes outstanding on May 1 of each year, however, the Company is allowed 180 days to repay the balance in full. No balance was outstanding at October 31 1998.

     The Company maintains a revolving credit line of $1,000,000 with First Western Bank, with interest payable monthly at the bank's prime rate plus 1/2%. The credit line is to be used for constructing up to 12 homes in the Hawthorne Commons Subdivision, and is secured by the Company's property in that subdivision. Borrowings are limited to $80,000 for each house, and any outstanding principal is required to be repaid upon the sale of each house. At October 31, 1998, the total outstanding balance amounted to $196,000 with interest payable at 8 1/4%.

     The Company also utilizes a third revolving line of credit in the amount of $750,000. The proceeds under this credit line are restricted to the construction of townhouses in the Company's Georgetowne Manor Subdivision. Advances under this credit line bear interest at First Western Bank's prime rate plus 1/2%. No balance was outstanding at October 31, 1998.

     The Company also maintains a $250,000 working capital credit line with PNC Bank with interest payable at the bank's prime rate plus .625%. At October 31, 1998, the Company had no amount outstanding under this credit line.

                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 7  Mortgages Payable
     On November 29, 1995, the Company granted PNC Bank a mortgage on its office building to secure a term loan in the amount of $750,000. This loan has a balance of $668,449 at October 31, 1998. The proceeds of this loan were used to replenish its working capital, and to carry on its development and construction activities. This office building was completed in August 1995 at a cost of $1,263,207. Interest is based on PNC's prime rate plus 1/2% or is fixed at 2 1/4% above PNC's fully absorbed cost of funds, and is being amortized over a 15 year term, but matures on December 10, 2000. At October
31, 1998, monthly principal and interest payments are $7,265 based on the current interest rate of 8.12%, which has been fixed through December 10, 1999.

     The Company must also comply with certain financial covenants including at all times having a tangible net worth (defined as net worth plus general unsecured debt less deferred tax assets) of $10,000,000, a current ratio of 2 to 1; debt to net worth (adjusted for general unsecured debt and deferred tax assets) of .5 to 1; and debt service coverage of 1.1 to 1. It is anticipated that the $10 million net worth covenant will periodically be reduced in future years to facilitate the Company's planned liquidation of its assets and distribution of the proceeds of such liquidation to its Debt-holders.

     The Company also granted National City Bank a $250,000 mortgage secured on its real estate sales office that has a net book value of $510,000. This loan, having a balance of $244,012 at October 31, 1998, bearing interest on a floating basis (7.91% at October 31, 1998) and maturing January 8, 2003, requires the Company to make 60 monthly principal and interest payments of $2,376 with the balance payable at maturity.

     The Company also granted mortgages totaling $60,000 on two lots it purchased at Nevillewood. These loans bear interest at Prime plus 1% if not paid by April 1999, and are repayable upon sale of the lots upon which the Company is presently building two homes. Aggregate maturities of long term debt at October 31, 1998 are as follows:

  1999      $  102,740
  2000          46,369
  2001         609,664
  2002          11,801
  2003         201,887

            $  972,461


Note 8  Fair Value Of Financial Instruments
The following methods and assumptions were used to estimate the fair value of financial instruments at October 31, 1998:

Cash and temporary investments: The carrying amount reported in the balance sheet for cash and temporary investments approximate fair value.

Accounts and notes receivable, deposits, and accounts payable: The carrying amounts of these assets and liabilities in the balance sheet approximate fair value.

                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 8  Continued
General unsecured debt - minority investors and general unsecured debt - Seven Fields (DEL) Inc.: The carrying amount of general unsecured debt - minority investors of $9,501,710 and general unsecured debt - Seven Fields
(DEL) Inc. of $46,372,015 is materially in excess of the fair value of these financial instruments. As more fully described in Notes 1 and 11, the general unsecured debt is non-interest bearing, has no maturity date, and legal action by the debt holder to collect is precluded. Furthermore, since the Company emerged from bankruptcy proceedings in 1987, there have been no known sales of the debt in the open market. The amount of this debt which is ultimately repaid, and the timing of such repayment, is totally dependent upon the Company's success in developing its property and liquidating and distributing the proceeds from sales of its assets to the debt-holders. Consequently, this debt is more characteristic of an equity instrument having a preference upon liquidation, bears no interest or dividend rate, has no fixed cash stream, or maturity date. Because of these factors, it is not practicable to determine the fair value of the general unsecured debt.

Notes Payable - Credit lines and mortgages payable: The carrying amounts of notes payable, credit lines and mortgages payable approximate fair value since interest rates of the mortgages and credit line notes approximate interest rates currently available to the Company on other debt instruments and the credit line interest rates are of a variable nature.

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

     As of October 31, 1998, the Company has federal and state net operating loss carryforwards for tax purposes which, if not utilized, expire as follows:

October 31,                     Federal          State
2003                            $   2,364,433
2004                                3,911,434
2005                                4,605,975
2006                                  626,911     $     434,857
2007                                  870,453
2008                                3,892,382           454,879
2009                                1,202,522
2010                                1,125,160
2011                                  436,732
2012
2013                                  676,571
                                $  19,712,573     $     889,736

                  SEVEN FIELDS DEVELOPMENT COMPANY
                    NOTES TO FINANCIAL STATEMENT
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 9  Continued
     For Pennsylvania income tax purposes, net operating losses generated in fiscal 1996 and thereafter may be carried over for ten years. The maximum net operating loss that may be used in any fiscal year is $1,000,000.

     Adoption of FAS 109 permitted the Company to recognize deferred tax assets substantially equivalent to the estimated tax benefits to be derived from the excess of the tax basis of the Company's assets at reorganization over the asset amounts used for financial reporting purposes. The Company has also estimated the extent to which the deferred tax assets should be reduced by a valuation allowance so that the assets will not be carried in excess of estimated realizable value.

     The net realizability of the deferred income tax assets is re-evaluated periodically. The deferred tax asset which the Company estimates will be realizable is calculated annually to be an amount not to exceed 7 times the average pre-tax income for the latest two fiscal years at the tax rates in effect at that time. The Company's ability to utilize its deferred tax assets is based on its ability to generate sufficient pre-tax income in the future prior to its complete liquidation, which is limited by the total property which the Company has available to develop in the future. In 1997 and 1998, the Company began increased the deferred tax valuation allowance so as to reduce its net deferred tax assets to amounts which will not exceed utilization of such assets based on its property which remains to be sold.

    At October 31, 1998, the significant components of the Company's deferred tax assets are as follows:

                                        Federal      State       Total
Tax over financial
  reporting basis of assets
  originating at reorganization         $   956,921  $   312,371  $  1,269,292

Net operating loss carryforwards
  resulting from the utilization
  of the higher tax basis of assets
  since reorganization                    7,098,521      228,098     7,326,619

Potential tax benefit at
  October 31, 1998                        8,055,442      540,469     8,595,911

Valuation allowance - Reduction for
  estimated unutilized deferred
  tax assets                              6,482,821       16,961     6,499,782

Net Deferred Tax Assets                  $1,572,621   $  523,508  $  2,096,129

   Significant components of the provision for income taxes are as follows:


                                            Year Ended October 31,
                                               1998         1997
Deferred
  Federal                                      $1,165,963   $  381,374
  State                                           221,692      126,842
     Provision For Income Taxes                $1,387,655   $  508,216

                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 9  Continued
     A reconciliation of income taxes with the amounts which would result from applying the US statutory rate follows:

                     Year Ended October 31,

<CAPTIONED>
                                               1998          1997

Tax at US Statutory Rate                       $   754,506   $    427,214
State Income Taxes Net of Federal Benefit          146,316         83,017
Utilization of Deferred Income Tax Asset                           (2,015)
Increase in Valuation Allowance                    486,833
  Provision For Income Taxes                    $1,387,655    $   508,216


Note 10  Temporary Investments
     Temporary investments at October 31, 1998 and 1997 consist of $308,103 and $195,710 respectively invested in PNC Bank's PNC Investment Short Term
Common Trust Fund. The underlying securities which consist of US Treasury and US Government Agency obligations and repurchase agreements relating to such obligations have average maturities of 20 to 60 days. The proceeds are deposited automatically to the Company's operating account as needed. Cost and market value of temporary investments are identical to each other at October 31, 1998 and 1997.


Note 11 Capital Stock And Subordinated Debt
     The Company, at the time of its bankruptcy reorganization on November 7, 1987, as prescribed by the Plan, issued to the Investors certificates intended to represent shares of common stock and general, unsecured debt of the Company. The certificates representing the shares state (a) the number of shares issued, (b) total amount of the Investor's claim and (c) the amount of such claim as represented by the shares and the undischarged indebtedness owed to Investors by the Company. The certificates also have the following statement printed thereon: "The equity and debt interests represented hereby are not severable." The Board of Directors of the Company, on August 25, 1989, passed a resolution that provided that the shares and the debt held by each Investor shall be severable and separately transferable.

     The two separate instruments have the following characteristics.

        GENERAL UNSECURED DEBT (SUBORDINATED DEBT)
     :  Subordinate to all existing debt at Reorganization (November 7, 1987)

     :  Subordinate to all future secured debt incurred

     :  Non-interest bearing

     :  Legal action to collect is precluded

     :  No voting rights

                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



     Note 11  Continued
     : Issued at 95% of face value of Investors' account balance regardless of the value of the underlying assets available to pay this debt

        TRUST SHARES
     :  Voting stock

     :  Issued at 5% of face value of Investors' account balance

     : Presently and for the foreseeable future has no liquidation value because of the excess of debt over assets

     : Presently and for the foreseeable future will not have dividends declared and it is anticipated that no dividends will ever be paid because of the excess of the Company's debt over its assets

Subsequent to the merger and restructuring described in Note 1, 83% of the Company's stock and debt is held by Seven Fields DEL, a wholly owned subsidiary of Seven Fields PA. Seven Fields PA acquired 83% of the Company's debt and stock in exchange for its common stock from those Investors (83%) who accepted the Seven Fields PA's exchange offer.


Note 12 Capitalized Development Costs, House Construction Costs, PUC Regulated Water Costs And Property Held For Investment And Future Development

The Company has incurred substantial costs in continuing the development of certain of its property located at Seven Fields, Butler County, PA. The Company's development and house construction activities for the years ended October 31, 1998 and October 31, 1997 are summarized below for each of the areas of significant activity.

                    SEVEN FIELDS DEVELOPMENT COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      OCTOBER 31, 1998 AND1997
                            (CONTINUED)

Note 12 Continued
The following information summarizes development activities for 1998.

                        Sub-
                        stantially
                        Com-
                        pleted
                        Sub-
                        divisions  North     George-  North
                        South of   Ridge     towne    Ridge        Hawthorne
                        Route 228  Manor     Manor    Estates      Commons

Total Acres             125        17        10        53           24
Total Lots              277        45        77        99           96
Unsold Lots               4        15        32        47           86

Balance
October 31,
1997                    $164,943   $562,760  $637,408  $790,660     $1,953,567

1998 Costs
Capitalized:
Reclassify Land
Costs                                                   317,362

Selling,
Engineering &
  Supervision              3,177     27,413   26,561       95,166      6,722
Excavation &
  Construction             1,032     47,057   (2,347)     988,810    152,135
Overhead Allocated                    3,816    3,816        3,816      3,498
Interest                                                   22,500

Total Accumulated
  Costs                  169,152    641,046  665,438    2,218,314  2,115,922

Less Cost of Lots &
  Houses Sold             93,070    332,408  251,331      770,978    163,833

Balance October 31,
  1998                 $  76,082   $308,638 $414,107   $1,447,336 $1,952,089

Classification of
  Costs:
Capitalized
 Development Costs      $ 76,082   $308,638 $414,107   $1,447,336 $1,952,089
Capitalized House
  Construction Costs
Property Not
  Currently Under
  Development             -          -         -          -          -
Land (Related to
  Rental Properties)      -          -         -          -          -
Buildings (Rental
  Properties)
   Equipment And
    Furnishings (1)       -          -         -          -          -

                       $ 76,082    $308,638 $414,107   $1,447,336 $1,952,089
(1) Equipment and
      Furnishings used
      in development
      and construction
    Other Equipment and
      Furnishings
    Total Equipment
      and Furnishings
Estimated additional
  costs to be incurred
  in next five years:
  (000's)                  1999         2000          2001         2002

Land Development           $   453      $ 1,334       $1,187       $   876
Building Construction      $ 8,548      $7,024        $6,064       $ 6,304

  Total                    $ 9,001      $8,358        $7,251       $ 7,180

Commercial Commercial           Moon Twp.,
Parcels    Parcels              Route 228,
South of  North of   Unutilized Water &    Office
Route 228 Route 228  Parcels    Other      Buildings   Houses     Total

47        22         171         40         6                      515
10                               1                                 605
3                                                                  187

$350,424  $  229,685 $ 2,559,631 $1,553,859 $1,712,965  $3,687,231 $14,203,133
 155,427     166,295    (639,084)
 120,915      81,450      54,559    183,564                591,850   1,191,377
  23,526     920,354   1,033,123   (784,200)    66,136   4,411,420   6,857,046
   3,816      10,800      30,492                           120,000     180,054
                                      7,400                 89,914     119,814

 654,108   1,408,584   3,038,721    960,623  1,779,101   8,900,415  22,551,424

 351,055     614,227                598,742              5,293,818   8,469,462

$303,053  $  794,357 $ 3,038,721 $  361,881 $1,779,101 $ 3,606,597 $14,081,962



$303,053  $  794,357             $  (13,000)$                      $ 5,282,662
                                                         3,606,597   3,606,597
                       3,038,721                                     3,038,721
                                               484,756                 484,756
                                             1,294,345               1,294,345
                                    374,881                            374,881

$303,053  $ 794,357  $ 3,038,721 $  361,881 $1,779,101 $ 3,606,597 $14,081,962

                                                                   $   374,881
                                                                       471,053

                                                                   $   845,934

2003

$     35
$  5,804

$  5,839


                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)


Note 12  Continued
The following information summarizes development activities for 1997.

                            Substan-
                            tially
                          Completed
                          Sub-
                          divisions North    George-  North
                          South of  Ridge    town     Ridge       Hawthorne
                          Route 228 Manor    Manor    Estates     Commons


Total Acres               125       17       10       31          24
Total Lots                277       45       77       56          96
Unsold Lots               8         29       50       28          93

Balance October 31, 1996  $378,703  $709,665 $785,994 $ 1,228,115 $ 1,302,336

1997 Costs Capitalized:
Reclassify Land Costs
Selling Expenses            18,561    19,994   22,400      11,471      15,880
Engineering
  & Supervision              1,403     6,091   18,285      13,899      52,013
Excavation
  & Construction           (28,598)   22,401   71,577      67,809     652,614
Overhead Allocated                     4,752    4,752       4,752       9,504
Interest

                           370,069   762,903  903,008   1,326,046   2,032,347

Less Cost of Houses &
  Lots Sold                205,126   200,143  265,600     535,386      78,780

Balance October 31, 1997  $164,943  $562,760 $637,408  $  790,660  $1,953,567

Classification of Costs:

House Construction
  & Development           $164,943  $562,760 $637,408  $  790,660  $1,953,567
Unutilized Land
Property, Plant
  & Equipment             $164,943  $562,760 $637,408  $  790,660  $1,953,567




           Commercial
Commercial Parcels              Moon Twp.,
Parcels    North of             Route 228,
South of   Route 228 Unutilized Water &     Office
Route 228  Phase M   Parcels    Other       Buildings  Houses    Total

45         18        199        40           5.7
11         18                                5
4          14                                3

$597,640   $         $2,150,075 $1,011,134   $1,263,208 $2,842,203 $12,269,073

 125,128    229,630    (417,709)    15,191       47,760
  88,493     49,109                 57,500                  346,861     630,269
  27,558     13,652     129,872    140,922       24,833    105,267     533,795
  54,240    312,839     683,137    446,558      367,911  4,902,599   7,553,087
  11,880      1,251      14,256                   8,253                 59,400
             13,500                 11,000        1,000    108,546     134,046

$904,939   $619,981  $2,559,631 $1,682,305   $1,712,965 $8,305,476 $21,179,670

 554,515    390,296                128,446               4,618,245   6,976,537

$350,424   $229,685  $2,559,631 $1,553,859   $1,712,965 $3,687,231 $14,203,133


                                                        $3,687,231 $ 3,687,231
$350,424   $229,685  $          $  675,820                         $ 5,365,267

                      2,559,631    517,502                           3,077,133
                                   360,537(2) 1,712,965(1)           2,073,502

 350,424    229,685   2,559,631  1,553,859    1,712,965  3,687,231  14,203,133


Reconciliation of Development Activities with Balance Sheet Classifications

                                      Con-          Equipt-
                  Land     Building   struction     ment        Total

Costs Included
  Above           $241,971 $1,021,237 $449,757                  (1)$1,712,965

Equipment Costs
  Included Above                                    $  360,537  (2)   360,537

Assets Not
Considered
Develop-
ment
Related            117,754   2,352,622               1,032,618      3,502,994

Total
Balance
Sheet
Classifi-
cation            $359,725  $3,373,859 $449,757     $1,393,155    $ 5,576,496

                          F-24

                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)


Note 13  Business Segment Information

                                For The Year Ended October 31, (000's)
                                       1998                  1997

                                                          Develop-
                       Development,                       ment,
                       Construction          Rental       Con-
            Rental     &                     and          struction
            General &  PUC                   General      & PUC
            Operations Activities   Total    Operations   Activities Total

Gross
  Operating
  Revenue   $  243     $ 13,924     $ 14,167 $  579       $ 10,352   $ 10,931

Costs &
  Operating
  Expenses     224       11,580       11,804    615          8,663      9,278

Depreciation
  Expense      124           71          195    174            112        286

Operating
  Income
  (Loss)      (105)       2,273        2,168   (210)         1,577     1,367

Total
  Identifi-
  able
  Assets     3,120       14,138       17,258  6,808         13,439    20,247

Capital
  Expendi-
  tures     $    0           92           92      0            562       562


Note 14  Concentration Of Credit Risks

     The Company's customers are the general public for the rental of apartments in its rental project and customers, mostly residential home owners, to which
water utility services are provided.    The Company has historically incurred
minimal credit losses.

     From time to time the Company maintains cash deposits with its principal bank in excess of the FDIC insured limits.

     The Company began financing certain of the sales of its townhouses during 1993. The mortgage originator, in whose name the mortgage is recorded as a first mortgage on the townhouse sold, assigns the mortgage note to the Company, which assumes all of the market and credit risks related to the note. As of October 31, 1998 and 1997, the Company held $61,686 and $62,219 respectively of these mortgage note assignments. The Company's interest in the underlying collateral is not perfected in that it is the Company's policy to not record the mortgage note assignments with the Butler County Recorder of Deeds. The effect of changes in market interest rates in recent years has not had a material effect on the Company.

     The Company also holds a mortgage note for $435,000 secured by a second mortgage on 65 townhouses it sold in a bulk sale during 1998.

Note 15  Environmental Matters
     The Company knows of no environmental risks associated with its properties and operations.

Note 16  Related Party Transactions
     A director of Seven Fields PA provided the Company with certain legal services and was paid $1,701. The Company's management believes that the Company received services of economic value equivalent to the amounts paid.

                  SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND 1997
                            (CONTINUED)



Note 16 Continued
     The Company made available a $135,000 construction loan to a homeowners association of property owners that have purchased the Company's townhouses. The loan bears interest at 10.25% and principal repaid during 1998 amounted to $26,577. The loan was used for certain improvements to townhouses in the Castle Creek development, and is secured by all present and future homeowner's fees. The loan matures November 1, 2001. The total amount outstanding at October 31, 1998 was $98,126. A second construction loan of $58,000 was made available to the same homeowners association in August 1997. Interest is set at 10.25% and the loan matures in November 1, 2002. No amount was outstanding on this loan at October 31, 1998.

The Company established this homeowners association to facilitate the management of certain common costs related to the townhouses and has provided varying degrees of support to the homeowners association since its establishment.

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

10.2 Plan and Agreement of Merger between the Registrant and Seven Fields Development Corporation (5)

10.3        Mortgage Note dated October 28, 1994 of the
            Registrant to PNC Bank, National Association (6)

10.4        Open End Mortgage and Security Agreement dated
            October 28, 1994 between the Registrant and
            PNC Bank, National Association (6)

10.5        Assignment of Rents, Leases and Profits dated October
            28, 1994 between the Registrant and PNC
            Bank, National Association (6)

10.6 Amendment to Loan Documents of October 28, 1994 and release from mortgage between registrant and PNC Bank, National Association dated May 1, 1996 (8)

10.7 Amendment to Loan Documents of October 28, 1994 related to financial covenant for the maintenance of minimum tangible net worth, between the Registrant and PNC Bank, National Association (8)

10.10       Settlement Agreement with former majority shareholder (7)

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

10.15       Open End Mortgage and Security Agreement dated
            November 13, 1995 between the Registrant and Integra Bank (7)

10.16       Agreement for Assignment of Sales Agreements and
            Contract Deposits dated November 13, 1995
            between the Registrant and Integra Bank (7)

10.17       Office Lease dated August 1, 1995 between the
            Registrant and The Borough of Seven Fields (7)

10.18 Management and Administrative Services Agreement dated April 30, 1995 (7)

10.19 Revolving line of credit loan agreement, open-end mortgage and security agreement, and revolving line of credit note dated August 13, 1996 between the Registrant and First Western Bank National Association (8)

10.20 Revolving line of credit loan agreement, open-end mortgage and security agreement, cross-default agreement, and revolving line of credit note dated
            November 25, 1996 between the Registrant and
            First Western Bank National Association (8)

10.21       Agreement of sale with CMS

10.22       Agreement of Sale of 65 townhouses with Edward Feree.

10.23 Purchase money mortgage with Watersoft Inc. (Feree) related to sale of 65 townhouses.

10.24 Mortgage note with Watersoft (Feree) related to sale of 65 townhouses.

10.25 Amended and restated revolving credit facility with National City Bank for $2,250,000.

27          Financial Data Schedule  1998

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

(8)         Filed as exhibit to Registrant's Annual Report on
            Form 10-KSB filed January 24, 1997,
            and incorporated herein by reference.

(9)         Filed as exhibit to Registrant's Annual Report on
            Form 10-KSB filed January 28, 1998 and
            incorporated herein by reference.