Form 10QSB
period 1999-01-31
SEVEN FIELDS DEVELOPMENT CO
filed 1999-03-05
CIK 931405

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
        For the quarterly period ended January 31, 1999.

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

  Yes  XX            No ___


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      As of January 31, 1999 there were 3,484,392 shares of the issuer's beneficial interests outstanding

Transitional Small Business Disclosure Format
  Yes ____           No  XX

                   SEVEN FIELDS DEVELOPMENT COMPANY


                               Form 10-QSB

          FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998


                    PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

                     SEVEN FIELDS DEVELOPMENT COMPANY
                               BALANCE SHEETS
               AS OF JANUARY 31, 1999 AND OCTOBER 31, 1998

                                  ASSETS

                                           1999                 1998
Cash                                  $     237,696        $     106,865
Temporary investments                        62,542              308,103
  Total Cash & Temporary Investments  $     300,238        $     414,968

Accounts and notes receivable, net of
  allowances of $57,492                     171,772              199,482
Mortgage notes receivable                   475,172              497,918
Capitalized development costs             4,830,251            5,282,662
Capitalized house construction costs,
  net of allowances                       3,908,276            3,606,597
Prepaid expenses and deposits               107,511               78,445
Property not currently under
  development, net of
  allowances of 123,788                   3,275,410            3,038,721
Deferred income tax assets                2,079,429            2,096,129

Property, Buildings &
  Equipment
Land                                  $     484,756        $     484,756
Buildings                                 1,294,345            1,294,345
Equipment and furnishings                   848,243              845,934
Construction in progress

   Total Property, Buildings and
               Equipment              $   2,627,344        $   2,625,035
   Accumulated Depreciation                (609,167)            (581,633)

   Total Property, Buildings and
      Equipment, Net Of
      Accumulated Depreciation        $   2,018,177        $   2,043,402

             Total Assets             $  17,166,236        $  17,258,324

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                LIABILITIES

                                                1999            1998
Accounts payable and accrued expenses      $     255,859    $    580,812
Accrued estimated costs related to
  developed lots and buildings sold              916,664       1,041,873
Notes payable - credit lines                     454,000         196,000
Mortgages payable                                994,772         972,461
Customer deposits and advances                   159,049         106,245
General unsecured debt - minority
  investors                                    9,501,710       9,501,710
General unsecured debt -
  Seven Fields (Del), Inc.                    46,372,015      46,372,015
    Total Liabilities                      $  58,654,069    $ 58,771,116




                         SHAREHOLDERS' DEFICIENCY
Shares of beneficial interest, $1 par value
  5,000,000 shares authorized,
  3,484,392 shares issued and outstanding   $  3,484,392    $  3,484,392
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of reorganization)  (52,235,399)    (52,235,399)
Retained earnings, since November 7, 1987
  (Date of reorganization)                     7,263,174       7,238,215

    Total Shareholders' Deficiency          $(41,487,833)   $(41,512,792)



      Total Liabilities and
       Shareholders' Deficiency             $ 17,166,236    $ 17,258,324



                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998

                                                1999            1998
Gross Revenue
Rental income                              $    22,402     $   128,108
Fees & other operating income                   12,950          19,281
Water revenue                                   47,749          39,619
Developed lot and house sales                1,815,060       2,656,713
Townhouse unit sales                                         3,967,900
                                           $ 1,898,161     $ 6,811,621

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 1,493,852     $ 2,322,706

Cost of Townhouses Sold                                    $ 1,843,638

Other Operating Expenses*                  $   118,758     $   216,286

General & Administrative Expenses*         $   227,237     $   222,856

Depreciation Expense                       $    27,534     $    98,798

     Operating Income                      $    30,780     $ 2,107,337

Interest Expense*                          $    (5,327)    $   (31,624)
Interest Income                            $    16,206     $    10,343

Income Before Provision for Income Taxes   $    41,659     $ 2,086,056

Provision for Income Taxes                 $    16,700     $   835,500

Net Income                                 $    24,959     $ 1,250,556

    Net Income Per Share,
     Basic and Fully Diluted              $    .01        $    .36

Weighted Average Number of Shares            3,484,392       3,484,392


* See details on following page.


                     SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
           FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                                 1999           1998
Other Operating Expenses
Payroll, payroll taxes and benefits         $   176,679    $   180,828
Repairs & maintenance                            32,648         31,239
Utilities                                        27,852         25,603
Insurance                                        24,200         30,360
Property taxes                                    6,250         58,069
Other operating supplies & services              11,473         33,199

Total Other Operating Expenses              $   297,102    $   359,298

Less Expenses Capitalized To
  Development and Construction                 (160,344)      (143,012)

Net Other Operating Expenses                $   118,758    $   216,286


General And Administrative Expenses
Payroll, payroll taxes and benefits         $   112,069    $    94,320
Professional fees                                41,069         45,026
Other general and administrative
  expenses                                       85,877        100,667

Total General and Administrative
  Expenses                                  $   239,015    $   240,013

Less Expenses Capitalized To
  Development and Construction                  (11,778)       (17,157)
Net General and Administrative
  Expenses                                  $   227,237    $   222,856


Interest Expense
  Total Interest Expense                    $    19,790    $    59,451

  Less Interest Capitalized to
    Development and House
    Construction                            $   (14,463)   $   (27,827)

  Net Interest Expense                      $     5,327    $    31,624



                     SEVEN FIELDS DEVELOPMENT COMPANY
                      STATEMENT OF RETAINED EARNINGS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999





Retained earnings - beginning                         $   7,238,215

Net income for the three month period                        24,959

Retained earnings - ending                            $   7,263,174




                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                                1999            1998
Cash Flows From Operating Activities:
Net income                                 $    24,959    $  1,250,556
Provision for deferred income taxes             16,700         835,500
Depreciation                                    27,534          98,798
Capitalized development costs incurred        (252,540)       (216,431)
Capitalized house construction
  costs incurred                            (1,269,658)     (1,152,557)
Cost of lots & houses sold                   1,436,241       2,262,159
Changes in other assets & liabilities:
  Other assets                                  (1,356)        340,802
  Other liabilities                           (397,358)       (553,444)
Net Cash Flows Provided By (Used In)
  Operating Activities                     $  (415,478)   $  2,865,383

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $    (2,309)   $    (58,818)
Payments on notes receivable                    22,746
Sale of property, buildings & equipment                        757,674
Total Cash Flows Provided By
  Investing Activities                     $    20,437    $    698,856

Cash Flows From Financing Activities:
Net borrowings on credit lines             $   258,000         250,000
Proceeds from borrowings                        32,500
Repayment of loans payable                     (10,189)     (1,340,874)
   Total Cash Flows Provided by(Used In)
     Financing Activities                 $   280,311    $ (1,090,874)

Net(Decrease)in Cash And
  Temporary Investments                    $  (114,730)   $  2,473,365
Cash & Temporary Investments,
  Beginning of Period                      $   414,968    $    421,517
Cash & Temporary Investments,
  End of Period                            $   300,238    $  2,894,882

Interest Expense Included in
  Net Income Above                         $     5,327    $     31,624
Interest Paid & Included in Capitalized
  Development & House Construction Costs   $    14,463    $     27,827

Total Interest Paid                        $    19,790    $     59,451

Income Taxes Paid                                 None            None


                     SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998

Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report for the two years in the period ended October 31, 1998.

For comparative purposes, certain 1998 amounts have been reclassified to conform to the presentation adopted in 1999.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved slightly due to generation of net profit of $25,000 in the first three months of 1999. The Company purchased one additional single family lot in the Nevillewood sub-division for $61,000, of which a mortgage note of $32,000 was granted to the seller. Cash borrowed from credit lines totalled $350,000 for the quarter, while $92,000 was repaid on such notes resulting in a $258,000 increase to cash.

Inventory at the end of the first quarter of 1999 consists of thirteen single family homes, in various stages of construction, including ten homes under agreement of sale and three homes available for sale. Also in inventory are thirty-two multi-family homes, in various stages of construction, including two model homes, ten homes under agreement of sale and twenty homes available for sale.

Results of Operations for the Three Month Periods

In 1999, rental income decreased from the prior year's period by over $105,000 due to the sale of townhouse units in January 1998. Since 71 of these townhouse units were sold in the first quarter of 1998 and the remainder of three units were sold in February 1998, gross revenue from townhouse unit sales was $3,967,900 in 1998. Developed lot and house sales decreased from 1998 to 1999 by nearly $842,000 due to sales of eight lots, two houses, six multi-family units, and one commercial parcel in 1999, compared with six lots, four houses and eleven multi-family units a year earlier. As a result of the above variations, total gross revenue in the period decreased by over $4.9 million from the prior year's period.

Cost of developed lots and houses sold decreased by almost $830,000 from 1998 to 1999 and cost of townhouses sold was over $1.8 million in 1998; both such variations are due primarily to corresponding proportionate changes in sales volumes.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Results of Operations for Three Month Periods (Con't)

From 1998 to 1999 other operating expenses decreased by nearly $100,000 due to decreased costs related to the townhouses and greater capitalization of costs related to home construction in 1999. Depreciation expense also decreased by over $71,000 due primarily to the first quarter 1998 sale of the townhouses.

Gross and net interest expense decreased from 1998 to 1999 due to pay offs of the townhouse mortgage and credit lines.

Due to the variations previously indicated, the Company's income, before provision for income taxes, decreased from 1998 to 1999 by over $2.0 million.

The Company recognized a provision for income tax in 1999 of $16,700 and in 1998, $835,000; such amounts serve to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109") in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

Part II - Item 1     Legal Proceedings

None

OTHER INFORMATION

    Item 6.   Exhibits and Other Reports on Form 8-K

             (a) Exhibits
                    None

             (b) Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended January 31, 1999.



                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Seven Fields Development Company



Date: March 1, 1999           By:  PAUL VOYTIK, PRESIDENT



Date: March 1, 1999           By:  LYNN HOFFMAN-KYLE, CHIEF FINANCIAL OFFICER