Form 10QSB
period 1999-04-30
SEVEN FIELDS DEVELOPMENT CO
filed 1999-06-09
CIK 931405

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
        For the quarterly period ended April 30, 1999.

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

  Yes  XX            No ___


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       As of May 29, 1999 there were 3,484,392 shares of the issuer's beneficial interests outstanding

Transitional Small Business Disclosure Format
  Yes ____           No  XX

                   SEVEN FIELDS DEVELOPMENT COMPANY


                               Form 10-QSB

                 FOR THE SIX MONTHS ENDED APRIL 30, 1999


                    PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

                     SEVEN FIELDS DEVELOPMENT COMPANY
                               BALANCE SHEETS
                AS OF APRIL 30, 1999 AND OCTOBER 31, 1998

                                  ASSETS

                                           1999                 1998
Cash                                   $       7,662        $     106,865
Temporary investments                        712,136              308,103
  Total Cash & Temporary Investments   $     719,798        $     414,968

Accounts and notes receivable, net of
  allowances of $57,492                      108,164              199,482
Mortgage notes receivable                    459,918              497,918
Capitalized development costs              4,384,281            5,282,662
Capitalized house construction costs,
  net of allowances                        3,709,088            3,606,597
Prepaid expenses and deposits                109,581               78,445
Property not currently under
  development                              3,296,122            3,038,721
Deferred income tax assets                 2,061,385            2,096,129

Property, Buildings &
  Equipment
Land                                   $     484,756        $     484,756
Buildings                                  1,294,345            1,294,345
Equipment and furnishings                    850,169              845,934

   Total Property, Buildings and
               Equipment               $   2,629,270        $   2,625,035
   Accumulated Depreciation                 (636,486)            (581,633)

   Total Property, Buildings and
      Equipment, Net Of
      Accumulated Depreciation         $   1,992,784        $   2,043,402

             Total Assets             $  16,841,121        $  17,258,324

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                LIABILITIES

                                                1999            1998
Accounts payable and accrued expenses      $     188,693    $    580,812
Accrued estimated costs related to
  developed lots and houses sold                 942,947       1,041,873
Notes payable - credit lines                                     196,000
Mortgages payable                              1,006,064         972,461
Customer deposits and advances                   290,384         106,245
General unsecured debt - minority
  investors                                    9,501,710       9,501,710
General unsecured debt -
  Seven Fields (Del), Inc.                    46,372,015      46,372,015
    Total Liabilities                      $  58,301,813    $ 58,771,116

                         SHAREHOLDERS' DEFICIENCY
Shares of beneficial interest, $1 par value
  5,000,000 shares authorized,
  3,484,392 shares issued and outstanding   $  3,484,392    $  3,484,392
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of reorganization)  (52,235,399)    (52,235,399)
Retained earnings, since November 7, 1987
  (Date of reorganization)                     7,290,315       7,238,215

    Total Shareholders' Deficiency          $(41,460,692)   $(41,512,792)



      Total Liabilities and
       Shareholders' Deficiency             $ 16,841.121    $ 17,258,324



                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998

                                                1999            1998
Gross Revenue
Rental income                              $    22,403     $    18,613
Fees & other operating income                   19,438          13,339
Water revenue                                   44,696          41,808
Developed lot and house sales                2,720,886       1,584,362
Townhouse unit sales                                           167,686
                                           $ 2,807,423     $ 1,825,808

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 2,424,721     $ 1,411,208

Cost of Townhouses Sold                                    $    69,329

Other Operating Expenses*                  $    96,097     $   123,653

General & Administrative Expenses*         $   237,190     $   217,224

Depreciation Expense                       $    27,319     $    34,922
     Operating Income (Loss)               $    22,096     $   (30,528)

Interest Expense*                          $     5,327     $    (9,152)
Interest Income                            $    17,762     $    20,662

Income(Loss)Before Provision
   for Income Taxes                       $    45,185     $   (19,018)

Provision for Income Taxes                 $    18,044

Net Income (Loss)                          $    27,141     $   (19,018)


    Net Loss Per Share,
     Basic and Fully Diluted              $    .01        $   (.01)

Weighted Average Number of Shares            3,484,392       3,484,560


* See details on following page.


                     SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
            FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                                 1999           1998
Other Operating Expenses
Payroll, payroll taxes and benefits         $   158,528    $   161,679
Repairs & maintenance                            39,999         28,749
Utilities                                        33,662         23,450
Insurance                                        24,400         23,160
Property taxes                                    6,040          5,640
Other operating supplies & services              10,467         31,231

Total Other Operating Expenses              $   273,096    $   273,909

Less Expenses Capitalized To
  Development and Construction                 (176,999)      (150,256)

Net Other Operating Expenses                $    96,097    $   123,653

General And Administrative Expenses
Payroll, payroll taxes and benefits         $   100,768    $   123,954
Professional fees                                44,370         32,396
Other general and administrative
  expenses                                      103,830         78,031

Total General and Administrative
  Expenses                                  $   248,968    $   234,381

Less Expenses Capitalized To
  Development and Construction                  (11,778)       (17,157)
Net General and Administrative
  Expenses                                  $   237,190    $   217,224


Interest Expense
  Total Interest Expense                    $    27,243    $    34,332

  Less Interest Capitalized to
    Development and House
    Construction                            $   (32,570)   $   (25,180)

  Net Interest Expense                      $    (5,327)   $     9,152




                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998

                                                1999            1998
Gross Revenue
Rental income                              $    44,805     $   146,721
Fees & other operating income                   32,388          32,620
Water revenue                                   92,445          81,427
Developed lot and house sales                4,535,946       4,241,075
Townhouse unit sales                                         4,135,586
                                           $ 4,705,584     $ 8,637,429

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 3,918,573     $ 3,733,914

Cost of Townhouses Sold                                    $ 1,912,967

Other Operating Expenses*                  $   214,855     $   339,939

General & Administrative Expenses*         $   464,427     $   440,080

Depreciation Expense                       $    54,853     $   133,720

     Operating Income                      $    52,876     $ 2,076,809

Interest Expense*                                          $   (40,776)
Interest Income                            $    33,968     $    31,005

Income Before
  Provision for Income Taxes               $    86,844     $ 2,067,038

Provision for Income Taxes                 $    34,744     $   835,500

    Net Income                             $    52,100     $ 1,231,538

    Net Income Per Share,
     Basic and Fully Diluted              $    .01        $    .35

Weighted Average Number of Shares            3,484,392       3,484,560


* See details on following page.

                     SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998

                                                 1999           1998
Other Operating Expenses
Payroll, payroll taxes and benefits         $   335,207    $   342,507
Repairs & maintenance                            72,647         59,988
Utilities                                        61,514         49,053
Insurance                                        48,600         53,520
Property taxes                                   12,290         63,709
Other operating supplies & services              21,940         64,430

   Total Other Operating Expenses          $   552,198    $   633,207

   Less Expenses Capitalized To
      Development and Construction             (337,343)      (293,268)

   Net Other Operating Expenses            $   214,855    $   339,939


General And Administrative Expenses
Payroll, payroll taxes and benefits         $   212,837    $   218,274
Professional fees                                85,439         77,422
Other general and administrative
  expenses                                      189,707        178,698

   Total General and Administrative
     Expenses                              $   487,983    $   474,394

   Less Expenses Capitalized To
      Development and Construction              (23,556)       (34,314)

   Net General and Administrative
      Expenses                              $   464,427    $    440,08

Interest Expense
Total Interest Expense                      $    47,033    $    93,783

Less Interest Capitalized to
   Development and House Construction           (47,033)       (53,007)

      Net Interest Expense                  $         0    $    40,776



                     SEVEN FIELDS DEVELOPMENT COMPANY
                      STATEMENT OF RETAINED EARNINGS
                   FOR THE SIX MONTHS ENDED APRIL 30, 1999


Retained earnings - beginning                         $   7,238,215

Net income for the six month period                          52,100

Retained earnings - ending                            $   7,290,315





                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998

                                                1999            1998
Cash Flows From Operating Activities:
Net income                                 $    52,100    $  1,231,538
Provision for deferred income taxes             34,744         835,500
Depreciation                                    54,853         133,720
Capitalized development costs incurred        (288,512)       (362,804)
Capitalized house construction
  costs incurred                            (2,969,023)     (2,236,034)
Cost of lots & houses sold                   3,796,024       3,596,161
Changes in other assets & liabilities:
  Other assets                                  60,182         (90,856)
  Other liabilities                           (306,906)       (558,452)
Net Cash Flows Provided By
  Operating Activities                     $   433,462    $  2,548,773

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $    (4,235)   $    (77,836)
Payments on notes receivable                    38,000
Sale of property, buildings & equipment                      1,349,219
Total Cash Flows Provided By
  Investing Activities                     $    33,765    $  1,271,383

Cash Flows From Financing Activities:
Repayment of general unsecured debt                       $ (2,328,505)
Net repayments on credit lines            $  (196,000)
Proceeds from borrowings                        87,500         280,000
Repayment of notes payable                     (53,897)     (1,494,990)
   Total Cash Flows Used In
     Financing Activities                 $  (162,397)   $ (3,543,495)

Net Increase in Cash And
  Temporary Investments                    $   304,830    $    276,661
Cash & Temporary Investments,
  Beginning of Period                      $   414,968    $    421,517
Cash & Temporary Investments,
  End of Period                            $   719,798    $    698,178

Interest Expense Included in
  Net Income Above                                        $     40,776
Interest Paid & Included in Capitalized
  Development & House Construction Costs   $    47,033    $     53,007
Total Interest Paid                        $    47,033    $     93,783


                     SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998

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

                    SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998


Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations


Financial Condition

The Company's financial condition improved slightly due to generation of net profit of $ 52,100 in the first six months of 1999. The Company purchased two additional single family lots for $110,000 in the Nevillewood sub-division, of which mortgage notes of $55,000 were granted to the seller. Credit lines for units under construction were paid off in full during the quarter.

Inventory at the end of the second quarter of 1999 consists of eleven single family homes, in various stages of construction, including eight homes under agreement of sale and three homes available for sale. Also in inventory are thirty-two multi-family homes, in various stages of construction, including two model homes, sixteen homes under agreement of sale and fourteen homes available for sale.

Results of Operations for the Six Month Periods

In 1999, rental income decreased from the prior year's period by nearly $102,000 due to the sale of townhouse units in January/February 1998. Since 71 of these townhouse units were sold in the first quarter of 1998 and the remainder of three units were sold in February 1998, gross revenue from townhouse unit sales was $4,135,586 in 1998. Developed lot and house sales increased from 1998 to 1999 by nearly $295,000 due to sales of sixteen lots, seven houses, eleven multi-family units, and one commercial parcel in 1999, compared with eleven lots, six houses, sixteen multi-family units, and two commercial parcels a year earlier. As a result of the above variations, total gross revenue in the period decreased by over $3.9 million from the prior year's period.

Cost of developed lots and houses sold increased by almost $185,000 from 1998 to 1999 and cost of townhouses sold was over $1.9 million in 1998; both such variations are due primarily to corresponding proportionate changes in sales volumes.

From 1998 to 1999 other operating expenses decreased by over $125,000 due to decreased costs related to the townhouses and greater capitalization of costs related to home construction in 1999. Depreciation expense also decreased by almost $79,000 due primarily to the 1998 sale of the townhouses.

Gross interest expense decreased from 1998 to 1999 by almost $47,000 due to pay offs of the townhouse mortgage and credit lines. All interest expense in 1999 was capitalized to development and house construction.

Due to the variations previously indicated, the Company's income, before provision for income taxes, decreased from 1998 to 1999 by nearly $2.0 million.

                    SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998


                                 Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations


Results of Operations for Six Month Periods (Con't)

The Company recognized a provision for income tax in 1999 of $34,744 and in 1998, $835,500; such amounts serve to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109")in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

                    SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998


Part II - Item 1     Legal Proceedings

None

OTHER INFORMATION

    Item 6.   Exhibits and Other Reports on Form 8-K

             (a) Exhibits
                    None

             (b) Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended April 30, 1999.



                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Seven Fields Development Company



Date:                      By:PAUL VOYTIK, PRESIDENT



Date:                      By:LYNN HOFFMAN-KYLE, CHIEF FINANCIAL OFFICER