Form 10QSB
period 1999-07-31
SEVEN FIELDS DEVELOPMENT CO
filed 1999-09-01
CIK 931405

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
        For the quarterly period ended July 31, 1999.

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

  Yes  XX            No ___


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       As of July 31, 1999 there were 3,484,392 shares of the issuer's beneficial interests outstanding

Transitional Small Business Disclosure Format
  Yes ____           No  XX

                   SEVEN FIELDS DEVELOPMENT COMPANY


                               Form 10-QSB

            FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998


                    PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements



                     SEVEN FIELDS DEVELOPMENT COMPANY
                               BALANCE SHEETS
                AS OF JULY 31, 1999 AND OCTOBER 31, 1998
                                  ASSETS

                                           1999                 1998
Cash                                  $     723,655        $     106,865
Temporary investments                      1,741,908              308,103
  Total Cash & Temporary Investments   $   2,465,563        $     414,968

Accounts and notes receivable, net of
  allowances of $57,492                      145,361              199,482
Mortgage notes receivable                    422,418              497,918
Capitalized development costs              3,699,445            5,282,662
Capitalized house construction costs,
  net of allowances                        2,864,291            3,606,597
Prepaid expenses and deposits                 49,493               78,445
Property not currently under
  development                              3,350,379            3,038,721
Deferred income tax assets                 1,975,535            2,096,129

Property, Buildings &
  Equipment
Land                                   $     484,756        $     484,756
Buildings                                  1,294,345            1,294,345
Equipment and furnishings                    860,693              845,934
Construction in progress

   Total Property, Buildings and
               Equipment               $   2,639,794        $   2,625,035
   Accumulated Depreciation                (650,214)            (581,633)

   Total Property, Buildings and
      Equipment, Net Of
      Accumulated Depreciation         $   1,989,580        $   2,043,402

             Total Assets             $  16,962,065        $  17,258,324

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                LIABILITIES

                                                1999            1998
Accounts payable and accrued expenses      $      77,928    $    580,812
Accrued estimated costs related to
  developed lots and buildings sold            1,024,152       1,041,873
Notes payable - credit lines                                     196,000
Mortgages payable                                998,141         972,461
Customer deposits and advances                   320,037         106,245
General unsecured debt - minority
  investors                                    9,501,710       9,501,710
General unsecured debt -
  Seven Fields (Del), Inc.                    46,372,015      46,372,015
    Total Liabilities                      $  58,293,983    $ 58,771,116


                         SHAREHOLDERS' DEFICIENCY
Shares of beneficial interest, $1 par value
  5,000,000 shares authorized,
  3,484,392 shares issued and outstanding   $  3,484,392    $  3,484,392
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of reorganization)  (52,235,399)    (52,235,399)
Retained earnings, since November 7, 1987
  (Date of reorganization)                     7,419,089       7,238,215

    Total Shareholders' Deficiency          $(41,331,918)   $(41,512,792)

      Total Liabilities and
       Shareholders' Deficiency             $ 16,962,065    $ 17,258,324


                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998

                                                1999            1998
Gross Revenue
Rental income                              $    22,402     $    18,961
Fees & other operating income                    7,759          17,296
Water revenue                                   63,997          47,414
Developed lot and house sales                4,348,493       2,430,595
                                           $ 4,442,651     $ 2,514,266

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 3,907,359     $ 2,091,332

Cost of Townhouses Sold                                    $       503

Other Operating Expenses*                  $   118,899     $   127,713

General & Administrative Expenses*         $   189,626     $   153,810

Depreciation Expense                       $    27,644     $    32,262

     Operating Income                      $   199,123     $   108,646

Interest (Expense)/Credit*                 $    (7,463)    $     9,568
Interest Income                            $    22,964     $    19,374

Income Before Provision for Income Taxes   $   214,624     $   137,588

Provision for Income Taxes                 $    85,850     $    46,352

Net Income                                 $   128,774     $    91,236

    Net Income Per Share,
     Basic and Fully Diluted              $    .04        $    .03

Weighted Average Number of Shares            3,484,392       3,484,560

* See details on following page.


                     SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998
                                                 1999           1998
Other Operating Expenses
Payroll, payroll taxes and benefits         $   174,590    $   171,966
Repairs & maintenance                            30,792         38,695
Utilities                                        42,842         28,682
Insurance                                        22,800         23,460
Property taxes                                    6,263          6,745
Other operating supplies & services              13,792         27,910

Total Other Operating Expenses              $   291,079    $   297,458

Less Expenses Capitalized To
  Development and Construction                 (172,180)      (169,745)

Net Other Operating Expenses                $   118,899    $   127,713


General And Administrative Expenses
Payroll, payroll taxes and benefits         $   104,298    $    93,282
Professional fees                                13,523         15,524
Other general and administrative
  expenses                                       83,583         62,161

Total General and Administrative
  Expenses                                  $   201,404    $   170,967

Less Expenses Capitalized To
  Development and Construction                  (11,778)       (17,157)
Net General and Administrative
  Expenses                                  $   189,626    $   153,810


Interest Expense
  Total Interest Expense                    $    18,754    $    30,079

  Less Interest Capitalized to
    Development and House
    Construction                            $   (11,291)   $   (39,647)

  Net Interest Expense/(Credit)             $     7,463    $    (9,568)

                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998

                                                1999            1998
Gross Revenue
Rental income                              $    67,207     $   165,682
Fees & other operating income                   40,147          49,916
Water revenue                                  156,442         128,841
Developed lot and house sales                8,884,439       6,671,670
Townhouse unit sales                                         4,135,586
                                           $ 9,148,235     $11,151,695

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 7,825,932     $ 5,825,246

Cost of Townhouses Sold                                    $ 1,913,470

Other Operating Expenses*                  $   333,754     $   467,652

General & Administrative Expenses*         $   654,053     $   593,890

Depreciation Expense                       $    82,497     $   165,982

     Operating Income                      $   251,999     $ 2,185,455

Interest Expense*                          $    (7,463)    $   (31,208)
Interest Income                            $    56,932     $    50,379

Income Before
  Provision for Income Taxes               $   301,468     $ 2,204,626

Provision for Income Taxes                 $   120,594     $   881,852

    Net Income                             $   180,874     $ 1,322,774

    Net Income Per Share,
     Basic and Fully Diluted              $    .05        $    .38

Weighted Average Number of Shares            3,484,392       3,484,560

* See details on following page.


                     SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                                 1999           1998
Other Operating Expenses
Payroll, payroll taxes and benefits         $   509,797    $   514,473
Repairs & maintenance                           103,439         98,683
Utilities                                       104,356         77,735
Insurance                                        71,400         76,980
Property taxes                                   18,553         70,454
Other operating supplies & services              35,732         92,340

   Total Other Operating Expenses           $   843,277    $   930,665

   Less Expenses Capitalized To
    Development and Construction               (509,523)      (463,013)

   Net Other Operating Expenses             $   333,754    $   467,652


General And Administrative Expenses
Payroll, payroll taxes and benefits         $   317,135    $   311,556
Professional fees                                98,962         92,946
Other general and administrative
  expenses                                      273,290        240,859

   Total General and Administrative
     Expenses                               $   689,387    $   645,361

   Less Expenses Capitalized To
    Development and Construction                (35,334)       (51,471)

   Net General and Administrative
    Expenses                                $   654,053    $   593,890

Interest Expense
Total Interest Expense                      $    65,787    $   123,862

Less Interest Capitalized to
   Development and House Construction       $   (58,324)   $   (92,654)

      Net Interest Expense                  $     7,463    $    31,208


                    SEVEN FIELDS DEVELOPMENT COMPANY
                     STATEMENT OF RETAINED EARNINGS
             FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998



Retained earnings - beginning                         $   7,238,215

Net income for the nine month period                        180,874

Retained earnings - ending                            $   7,419,089


                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                                1999            1998
Cash Flows From Operating Activities:
Net income                                 $   180,874    $  1,322,774
Provision for deferred income taxes            120,594         881,852
Depreciation                                    82,497         165,982
Capitalized development costs incurred        (399,903)       (939,999)
Capitalized house construction
  costs incurred                            (5,170,681)     (3,625,737)
Cost of lots & houses sold                   7,584,449       5,580,360
Changes in other assets & liabilities:
  Other assets                                  83,073         (97,479)
  Other liabilities                           (306,813)       (497,497)
Net Cash Flows Provided By
  Operating Activities                     $ 2,174,090    $  2,790,256

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $   (28,675)   $    (80,666)
Payments on notes receivable                    75,500
Sale of property, buildings & equipment                      1,349,219
Total Cash Flows Provided By
  Investing Activities                     $    46,825    $  1,268,553

Cash Flows From Financing Activities:
Repayment of general unsecured debt                       $ (2,328,505)
Net borrowings (repayments)on
  credit lines                                (196,000)
Proceeds from borrowings                        87,500         310,000
Repayment of loans payable                     (61,820)     (1,711,286)
   Total Cash Flows Used In
     Financing Activities                 $  (170,320)   $ (3,729,791)

Net Increase in Cash And
  Temporary Investments                    $ 2,050,595    $    329,018
Cash & Temporary Investments,
  Beginning of Period                      $   414,968    $    421,517
Cash & Temporary Investments,
  End of Period                            $ 2,465,563    $    750,535

Interest Expense Included in
  Net Income Above                         $     7,463    $     31,208
Interest Paid & Included in Capitalized
  Development & House Construction Costs   $    58,324    $     92,654

Total Interest Paid                        $    65,787    $    123,862

Income Taxes Paid                                 None            None


                     SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998

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

                    SEVEN FIELDS DEVELOPMENT COMPANY
                      NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998



Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations

Financial Condition

The Company's financial condition improved slightly due to generation of net income of $ 180,874 in the first nine months of 1999. Inventory at the end of the third quarter of 1999 consists of eight single family homes, in various stages of construction, including six homes under agreement of sale and two homes available for sale. Also in inventory are forty-two multi-family homes, in various stages of construction, including two model homes, twenty-four homes under agreement of sale and sixteen homes available for sale.

Results of Operations for the Nine Month Periods

In 1999, rental income decreased from the prior year's period by nearly $100,000 due to the sale of townhouse units in January/February 1998. Since 71 of these townhouse units were sold in the first quarter of 1998 and the remainder of three units were sold in February 1998, gross revenue from townhouse unit sales was $4,135,586 in 1998. Developed lot and house sales increased from 1998 to 1999 by over $2.2 million due to sales of twenty-seven lots, thirteen houses, twenty-five multi-family units, and one commercial parcel in 1999, compared with fourteen lots, ten houses, twenty-two multi-family units, and two commercial parcels a year earlier. As a result of the above variations, total gross revenue in the period decreased by over $2.0 million from the prior year's period.

Cost of developed lots and houses sold increased by over $2.0 million from 1998 to 1999 and cost of townhouses sold was over $1.9 million in 1998; both such variations are due primarily to corresponding proportionate changes in sales volumes.

From 1998 to 1999 other operating expenses decreased by almost $134,000 due to decreased costs related to the townhouses and greater capitalization of costs related to home construction in 1999. Depreciation expense also decreased by over $83,000 due primarily to the 1998 sale of the townhouses.

Gross interest expense decreased from 1998 to 1999 by over $58,000 due to pay offs of the townhouse mortgage and credit lines.

Due to the variations previously indicated, the Company's income, before provision for income taxes, decreased from 1998 to 1999 by over $1.9 million.

                    SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998


                                 Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations


Results of Operations for Nine Month Periods (Con't)

The Company recognized a provision for income tax in 1999 of $120,594 and in 1998, $881,852; such amounts serve to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109")in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

                    SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998


Part II - Item 1     Legal Proceedings

None

OTHER INFORMATION

    Item 6.   Exhibits and Other Reports on Form 8-K

             (a) Exhibits
                    None

             (b) Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended July 31, 1999.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Seven Fields Development Company



Date: August 31, 1999      By:PAUL VOYTIK, PRESIDENT




Date: August 31, 1999      By:LYNN HOFFMAN-KYLE, CHIEF FINANCIAL OFFICER