Form 10QSB
period 2000-07-31
SEVEN FIELDS DEVELOPMENT CO
filed 2000-09-29
CIK 931405

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
        For the quarterly period ended July 31, 2000.

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

  Yes  XX            No ___


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       As of July 31, 2000 there were 3,484,392 shares of the issuer's beneficial interests outstanding

Transitional Small Business Disclosure Format
  Yes ____           No  XX

                   SEVEN FIELDS DEVELOPMENT COMPANY


                               Form 10-QSB

            FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999


                    PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements


                     SEVEN FIELDS DEVELOPMENT COMPANY
                               BALANCE SHEETS
                AS OF JULY 31, 2000 AND OCTOBER 31, 1999

                                  ASSETS
                                           2000                 1999

Cash                                   $     555,893        $      23,782
Temporary investments                      1,052,064            1,226,229
  Total Cash & Temporary Investments   $   1,607,957        $   1,250,011

Accounts and notes receivable, net of
  allowances of $4,175                       164,297              149,204
Mortgage notes receivable                    262,500              391,348
Capitalized development costs              3,977,466            3,830,559
Capitalized house construction costs,
  net of allowances                        4,088,054            3,583,992
Prepaid expenses and deposits                261,824              114,468
Property not currently under
  development                              2,453,930            2,394,290
Deferred income tax assets                   724,359            1,284,232

Property, Buildings &
  Equipment
Land                                                        $     484,756
Buildings                                                       1,294,345
Equipment and furnishings              $     476,167              861,656

   Total Property, Buildings and
               Equipment               $     476,167        $   2,640,757
   Accumulated Depreciation                (314,271)            (664,609)

   Total Property, Buildings and
      Equipment, Net Of
      Accumulated Depreciation         $     161,896        $   1,976,148

             Total Assets              $  13,702,283        $  14,974,252

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                LIABILITIES

                                                2000            1999
Accounts payable and accrued expenses      $      62,030    $    521,542
Accrued estimated costs related to
  developed lots and buildings sold            1,599,631       1,411,228
Mortgages payable                                 87,500         954,470
Customer deposits and advances                   300,585         276,395
General unsecured debt - minority
  investors                                    8,935,674       9,105,485
General unsecured debt -
  Seven Fields (Del), Inc.                    43,611,774      44,439,847
    Total Liabilities                      $  54,597,194    $ 56,708,967




                         SHAREHOLDERS' DEFICIENCY
Shares of beneficial interest, $1 par value
  5,000,000 shares authorized,
  3,484,392 shares issued and outstanding   $  3,484,392    $  3,484,392
Shareholders' deficit - excess of
  non-discharged debt over assets on
  November 7, 1987 (Date of reorganization)  (52,235,399)    (52,235,399)
Retained earnings, since November 7, 1987
  (Date of reorganization)                     7,856,096       7,016,292

    Total Shareholders' Deficiency          $(40,894,911)   $(41,734,715)



      Total Liabilities and
       Shareholders' Deficiency             $ 13,702,283    $ 14,974,252




                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999


                                                2000            1999
Gross Revenue
Rental income                              $     8,733     $    22,402
Fees & other operating income                   57,857           7,759
Water revenue                                    2,890          63,997
Developed lot and house sales                3,917,538       4,348,493
Sale of office building                        425,000
                                           $ 4,412,018     $ 4,442,651

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 3,526,372     $ 3,907,359

Cost of Office Building                    $   503,270

Other Operating Expenses*                  $    61,323     $   118,899

General & Administrative Expenses*         $   189,796     $   189,626

Depreciation Expense                       $    14,085     $    27,644

     Operating Income                      $   117,172     $   199,123

Interest Expense*                                          $    (7,463)
Interest Income                            $    19,294     $    22,964

Income Before Provision for Income Taxes   $   136,466     $   214,624

Provision for Income Taxes                 $    54,585     $    85,850

Net Income                                 $    81,881     $   128,774

    Net Income Per Share,
     Basic and Fully Diluted              $    .02        $    .04

Weighted Average Number of Shares            3,484,392       3,484,392


* See details on following page.


                      SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999
                                                 2000           1999

Other Operating Expenses
Payroll, payroll taxes and benefits         $   174,846    $   174,590
Repairs & maintenance                            29,874         30,792
Utilities                                         2,691         42,842
Insurance                                        24,850         22,800
Property taxes                                    1,594          6,263
Other operating supplies & services               8,960         13,792

Total Other Operating Expenses              $   242,815    $   291,079

Less Expenses Capitalized To
  Development and Construction                 (181,492)      (172,180)

Net Other Operating Expenses                $    61,323    $   118,899


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    90,636    $   104,298
Professional fees                                14,715         13,523
Other general and administrative
  expenses                                       96,445         83,583

Total General and Administrative
  Expenses                                  $   201,796    $   201,404

Less Expenses Capitalized To
  Development and Construction                  (12,000)       (11,778)
Net General and Administrative
  Expenses                                  $   189,796    $   189,626


Interest Expense
  Total Interest Expense                                   $    18,754

  Less Interest Capitalized to
    Development and House
    Construction                                           $   (11,291)

  Net Interest Expense                                     $    (7,463)




                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999

                                                2000            1999
Gross Revenue
Rental income                              $    39,531     $    67,207
Fees & other operating income                   65,837          40,147
Water revenue                                    9,149         156,442
Developed lot and house sales                9,018,568       8,884,439
Sale of water assets & office buildings      3,125,000
                                           $12,258,085     $ 9,148,235

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $ 8,060,862     $ 7,825,932

Cost of Water Company
 and Office Buildings Sold                 $ 1,826,639

Other Operating Expenses*                  $   269,347     $   333,754

General & Administrative Expenses*         $   708,720     $   654,053

Depreciation Expense                       $    59,332     $    82,497

     Operating Income                      $ 1,333,185     $   251,999

Interest Expense*                          $       (16)    $    (7,463)
Interest Income                            $    66,508     $    56,932

Income Before
  Provision for Income Taxes               $ 1,399,677     $   301,468

Provision for Income Taxes                 $   559,873     $   120,594

    Net Income                             $   839,804     $   180,874

    Net Income Per Share,
     Basic and Fully Diluted              $    .24        $    .05

Weighted Average Number of Shares            3,484,392       3,484,392


* See details on following page.


                     SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF OPERATIONS - CONTINUED
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                                 2000           1999

Other Operating Expenses
Payroll, payroll taxes and benefits         $   499,574    $   509,797
Repairs & maintenance                           122,048        103,439
Utilities                                        17,152        104,356
Insurance                                        74,950         71,400
Property taxes                                    7,809         18,553
Other operating supplies & services              37,591         35,732

   Total Other Operating Expenses           $   759,124    $   843,277

   Less Expenses Capitalized To
    Development and Construction               (489,777)      (509,523)

   Net Other Operating Expenses             $   269,347    $   333,754


General And Administrative Expenses
Payroll, payroll taxes and benefits         $   328,780    $   317,135
Professional fees                               108,350         98,962
Other general and administrative
  expenses                                      307,590        273,290

   Total General and Administrative
     Expenses                               $   744,720    $   689,387

   Less Expenses Capitalized To
    Development and Construction                (36,000)       (35,334)

   Net General and Administrative
    Expenses                                $   708,720    $   654,053

Interest Expense
Total Interest Expense                      $     7,808    $    65,787

Less Interest Capitalized to
   Development and House Construction       $    (7,792)   $   (58,324)

      Net Interest Expense                  $        16    $     7,463




                    SEVEN FIELDS DEVELOPMENT COMPANY
                     STATEMENT OF RETAINED EARNINGS
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999



Retained earnings - beginning                         $   7,016,292

Net income for the nine month period                        839,804

Retained earnings - ending                            $   7,856,096





                     SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                                2000            1999
Cash Flows From Operating Activities:
Net income                                 $   839,804    $    180,874
Provision for deferred income taxes            559,873         120,594
Depreciation                                    59,332          82,497
Capitalized development costs incurred      (1,681,626)       (399,903)
Capitalized house construction
  costs incurred                            (6,922,106)     (5,170,681)
Cost of lots & houses sold                   7,893,123       7,584,449
Changes in other assets & liabilities:
  Other assets                                (162,449)         83,073
  Other liabilities                           (246,919)       (306,813)
Net Cash Flows Provided By
  Operating Activities                     $   339,032    $  2,174,090

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                $   (50,207)   $    (28,675)
Payments on notes receivable                   128,848          75,500
Sale of property, buildings & equipment      1,805,127
Total Cash Flows Provided By
  Investing Activities                     $ 1,883,768    $     46,825

Cash Flows From Financing Activities:
Repayment of general unsecured debt        $  (997,884)
Net borrowings on credit lines                            $   (196,000)
Proceeds from borrowings                                        87,500
Repayment of loans payable                    (866,970)        (61,820)
   Total Cash Flows Used In
     Financing Activities                 $(1,864,854)   $   (170,320)

Net Increase in Cash And
  Temporary Investments                    $   357,946    $  2,050,595
Cash & Temporary Investments,
  Beginning of Period                      $ 1,250,011    $    414,968
Cash & Temporary Investments,
  End of Period                            $ 1,607,957    $  2,465,563

Interest Expense Included in
  Net Income Above                         $        16    $      7,463
Interest Paid & Included in Capitalized
  Development & House Construction Costs         7,792    $     58,324

Total Interest Paid                        $     7,808    $     65,787

Income Taxes Paid                                 None            None


                     SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999

Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report for the two years in the period ended October 31, 1999.

For comparative purposes, certain 1999 amounts have been reclassified to conform to the presentation adopted in 2000.

                    SEVEN FIELDS DEVELOPMENT COMPANY
                      NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999



Part I - Item 2        Management Discussion and Analysis of Financial
                       Condition and Results of Operations


Financial Condition

The Company's financial condition improved due to generation of net income of $839,804 in the first nine months of 2000. Inventory at the end of the quarter consists of ten single family homes, in various stages of construction, including six homes under agreement of sale and four homes available for sale. Also in inventory are thirty-four multi-family homes, in various stages of construction, including sixteen homes under agreement of sale and eighteen homes available for sale.

In November, 1999, the water service assets and the office building were sold for $2.7 million to the Borough of Seven Fields and the mortgage of $632,000 associated with the office building was paid off. Pursuant to the terms of the sale the company will maintain its offices in the building and $214,000 in prepayment of rent was forwarded to the Borough of Seven Fields. The net proceeds from such sales were used to provide repayment of general unsecured debt of nearly $1.0 million. Additionally, in the second quarter of 2000 the mortgage of nearly $235,000 on the real estate office building was paid off. Also in the second quarter, the last townhouse mortgage was sold. In the third quarter the real estate office building was sold for $425,000 to Hanna Holdings, Inc. pursuant to an agreement signed on December 27, 1999.

Results of Operations for the Nine Month Period

Developed lot and house sales increased from 1999 to 2000 by over $134,000 due to sales of twenty-three lots, nine houses and thirty-four multi-family units, and recognition of the remainder of revenue associated with the sale of commercial land to UPMC, compared with twenty-seven lots, thirteen houses, twenty-five multi-family units, and one commercial parcel a year earlier. Because of the sale of water assets, related revenue decreased by over $147,000 from 1999 to 2000. Additionally, rental income decreased because of the sale of office buildings. Lastly, revenue was increased in 2000 due to the sales of the water assets and the two office buildings. As a result of the above variations, total gross revenue in the period increased by over $3.1 million from the prior year's period.

Cost of developed lots and houses sold increased by over $230,000 from 1999 to 2000 and cost of the water assets and office buildings sold was over $1.8 million in 2000. The cost increase in cost of lots and houses sold is due primarily to corresponding proportionate changes in sales volumes.

Other operating expenses decreased from 1999 to 2000 by over $64,000 due primarily to lower utilities as a result of the sales of the water assets and the two buildings.

Net general and administrative expense increased from 1999 to 2000 by nearly $55,000 due primarily to rent expense incurred subsequent to the sale of the office building.

Part I - Item 2                  Management Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations


Results of Operations for the Nine Month Period (Con't)


Gross interest expense decreased from 1999 to 2000 by nearly $58,000 due to pay off of the office building and real estate building mortgages.

Due to the variations previously indicated, the Company's income for the nine month period, before provision for income taxes, increased from 1999 to 2000 by nearly $1.1 million.

The Company recognized a provision for income tax in 2000 of $559,873 and in 1999, $120,594; such amounts serve to reduce deferred income tax assets and it is anticipated that no income tax will be paid this year. Upon adopting Financial Accounting Standard #109 ("FAS 109")in 1994 the Company recognized a $4 million dollar deferred tax asset, and, annually, values the realizability of such asset based on the Company's ability to generate sufficient revenue in future years. Based on the assets the Company currently owns and its development plans, it is estimated that the deferred tax assets will be utilized upon development and sale of the Company's remaining property, and the Company has begun, effective November 1, 1996, recognizing tax expense at a combined federal and state rate of 40%.

The Company entered into an agreement with Hanna Holdings, Inc. to sell its remaining residential lots, houses, certain undeveloped property and an office building on or before December 31, 2000. Until this sale is consummated, the Company will continue to develop its undeveloped property, build additional houses, and sell its lots, houses and commercial property. The properties will be sold at primarily book value except for the developed lots, which will be sold on the basis of established selling prices subject to a discount ranging between 32% and 50% based on the absorption rates for the lots. The purchase price anticipated is estimated to be in the range of $6.0 to $7.0 million.

                    SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED JULY 31, 2000


Part II - Item 1     Legal Proceedings

None


OTHER INFORMATION

    Item 6.   Exhibits and Other Reports on Form 8-K

None

                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Seven Fields Development Company



Date: September 8, 2000       By: PAUL VOYTIK, PRESIDENT
                                  Paul Voytik, President



Date: September 8, 2000        By: LYNN HOFFMAN-KYLE, CHIEF FINANCIAL OFFICER
                                   Lynn Hoffman-Kyle, Chief Financial Officer