Form 10KSB
period 2000-10-31
SEVEN FIELDS DEVELOPMENT CO
filed 2001-01-26
CIK 931405

US Securities and Exchange Commission
                     Washington, DC  20549
                          Form 10-KSB
                           (Mark One)
 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
           For the fiscal year ended October 31, 2000

[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
For the transition period from ............. to .........
                Commission file number  33-85102

                SEVEN FIELDS DEVELOPMENT COMPANY
         (Name of small business issuer in its charter)
                Pennsylvania                                  25-1561828
          (State or other jurisdiction of                   (IRS Employer
          incorporation or organization)                 Identification No.)

          2200 GARDEN DRIVE, SUITE 200, MARS, PA           16046-7846
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

   Issuer's revenues for its most recent fiscal year: $18,794,885.

   The aggregate market value of the issuer's voting stock held by non-affiliates as of January 28, 2001, is indeterminable. There is no known market for the issuer's Beneficial Interests, and the exact terms of any private sales of such Beneficial Interests which did occur are not known to the issuer.

   As of January 28, 2001, there were 3,484,392 shares of the issuer's Beneficial Interests outstanding.

   Transitional Small Business Disclosure Format (check one):

   Yes       ;  No    X


              DOCUMENTS INCORPORATED BY REFERENCE

                              NONE

                             PART I

Item 1.  Description of Business

Background and Reorganization

Seven Fields Development Company (the "Company") is a Pennsylvania business trust engaged in the business of developing and selling real estate in the western Pennsylvania area. The Company was organized in 1994 and is the surviving company in a merger (the "Merger") effected on April 30, 1995 with Seven Fields Development Corporation (the "Corporation"). As described below under "Planned Liquidation and Dissolution, the Company sold, on January 2, 2001 the Company's remaining residential properties consisting of developed lots, completed and under construction dwelling units, and undeveloped residential properties at Seven Fields and Nevillewood, and its home construction division to HANNA HOLDINGS, INC. ("HANNA").

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

   (3) The Corporation formed Seven Fields Management, Inc. as a wholly owned subsidiary of Seven Fields PA to be the sole trustee of the Company.

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

   (5) Each of the Company, Seven Fields PA, Seven Fields DEL and Seven Fields Management adopted plans of liquidation.

   In accordance with the Reorganization Plan, shareholders of the Corporation were asked to approve the proposed Merger and to accept the Exchange Offer. Holders of approximately 83% of the outstanding Corporation Stock and Corporation Debt accepted the Exchange Offer and received shares of Seven Fields PA stock in exchange thereof. In the Merger, those holders of Corporation
Stock and Corporation Debt who did not accept the Exchange Offer, together with Seven Fields PA as the holder of all Corporation Stock tendered in the Exchange Offer, received Company Shares in exchange for their Corporation
Stock. Such persons also continue to hold their Corporation Debt, which became an obligation of the Company as a result of the Merger (hereinafter referred to as "Company Debt").

   The purpose of the 1995 Reorganization was to consolidate the economic and voting interests of those Corporation shareholders who accepted the Exchange Offer into a single equity security, and to eliminate, on a consolidated entity basis, the large shareholders' deficit which was created as a result of the Corporation's reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code") on November 7, 1987.

Seven Fields Development Corporation (November 7, 1987 through April 30, 1995)

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

Operating Activities (November 7, 1987 through October 31, 2000)

   Since it commenced business on November 7, 1987, the Company ("Company", as used hereinafter, refers to the entity existing since November 7, 1987), has focused its attention primarily on managing and selling its rental properties; developing and selling its undeveloped property as individual residential and commercial lots; and constructing and selling homes.

   The ultimate goal of the Company has been to enhance the liquidation value of its assets so as to return to the holders of Company Stock and Company Debt the maximum amount at the earliest possible time. Total repayment of the Company Debt will not be possible and no payment on the Company Stock will occur because the Company Debt must be paid in full before any distribution on Company Stock can be made. For this reason, in the 1995 Reorganization the Company retained the Corporation's prior debt/equity structure so as to maintain proportionality of all future distributions. See Item 6, "Management's Discussion and Analysis or Plan of Operations Business Plan and Objectives."

   In furtherance of its plan to liquidate, the Company has substantially developed the unimproved land at Seven Fields for the purpose of building and selling residential and commercial units. In 1991, the Company completed a Master Plan for development of Seven Fields. Seven Fields Borough agreed in concept with the Master Plan and adopted a zoning ordinance. The Master Plan consists of 18 separately identifiable parcels of which seven are designated single family containing 260 acres, five are designated multifamily containing 59 acres, five are designated commercial containing 86 acres, and two are designated high density containing fifteen acres. In 1992, the Company acquired forty adjacent acres located in Cranberry Township that are designated for single family use.

In August 1990, the Company began construction of single family homes at Seven Fields under the trade name "Hawthorne Construction Company". During 1998, the Company committed to purchase 3 single family and 8 townhouse lots in the Nevillewood Development in the Pittsburgh south hills area. As of October 31, 2000, the Company had closed on four of the single family and eight townhouse lots in Nevillewood. This activity in Nevillewood marked the only time that the Company has expanded its construction activities beyond the Seven Fields vicinity since its 1987 reorganization. During fiscal 1999, the Company began construction including its activities in Nevillewood of 16 homes and 41 multi-family units, sold 16 homes and 33 multi-family units and at October 31, 1999 had an inventory of 9 homes and 47 multi-family units. In fiscal 2000, the Company began construction, including its activities in Nevillewood, of 17 homes and 46 multi-family units, sold 14 homes and 40 multi-family units and at October 31, 2000, had an inventory of 8 houses and 56 multi-family units either completed or under construction.

   The Company's home construction activities have proceeded by subdivisions and phases. In the Brandywine Woods Subdivision, the Company built single family homes having sales prices between $150,000 and $180,000. The Colonial
Heights Subdivision is divided into three phases with single family homes ranging in price from $170,000 to $250,000. In the Company's Brandywine
Commons Subdivision, the Company built fourplex units that were sold at prices ranging between $115,000 and $175,000. During 1995, the Company commenced development of the Northridge Manor Subdivision, a 45 lot single family home subdivision located on 17 acres north of Rt. 228, and the Georgetowne Manor Subdivision, a 77 unit townhouse subdivision located on 10 acres near the Company's existing townhouses. In 1996 development commenced in the Hawthorne Commons Subdivision of 96 fourplex units and Phase I of the Northridge Estates Subdivision of 56 single-family lots. Homes in the Northridge Manor Subdivision are being sold for prices ranging from $175,000 to $210,000 and townhouse units in the Georgetowne Manor Subdivision are being sold for $100,000 to $125,000. Homes in Hawthorne Commons and Northridge Estates range in price between $140,000 and $220,000 and between $200,000 and $250,000 respectively. During 1998, the Company completed development of Phase II, Northridge Estates consisting of 43 single-family lots that are being sold for approximately $45,000 each. Also during 1998, the Company sold all of its remaining original townhouses. In 1999 and 2000 the Company is doing all of the construction of the fourplexes and townhouses, most of the construction in its Northridge Manor Subdivision, and 10% of the construction in Northridge Estates. Approximately eight other builders are currently constructing homes at Seven Fields.

   In fiscal 1995, the Company completed construction of a two-story 9434 square foot plus a garage office building at Seven Fields (the "Office Building"), began development of areas north of Rt. 228, and developed and sold its first commercial lot. The Office Building is used as the Company's offices and maintenance facility. The Company sold this office building to the Borough for $1,200,000 in November 1999. As a part of this sale the Company has leased back 4,717sq. ft. and one half of the garage for its operations. The Company, so as to facilitate its plans to develop its property north of Rt. 228, has spent significant amounts to extend utility service to this area. This cost was allocated to the subdivisions north of Rt. 228.

   During fiscal 1997 and 1998, the Company made significant improvements to Route 228 that divides the Company's property. These improvements, which cost nearly $2.0 million, have facilitated the development of the Company's property located north of Route 228 by the Company, or other developers who have purchased property from the Company.

   During 1998, the Company also completed a new sales center, sold several additional commercial parcels of property, and sold its Moon Township property. In 1999, the Company sold three additional commercial parcels, and in 2000, in addition to selling the water company and office building to Seven Fields Borough, sold its real estate office as part of the HANNA transaction and sold four more of its commercial parcels. At October 31, 2000, the Company has two commercial parcels remaining that it intends to sell in 2001.

   The Company, under the name "Castle Creek Water Company", provided and charged the residents of Seven Fields Borough and parts of Cranberry and
Adams Townships for water services under authority granted it by the
Pennsylvania Public Utilities Commission ("PUC") on November 29, 1991.   On
November 23, 1999, the Company sold Castle Creek Water Company to the Borough of Seven Fields for $1,500,000.

   The area in which Seven Fields is located has seen increasing residential and commercial development in the past few years due to its proximity to Pittsburgh, which is enhanced by Interstate 279, a direct connection to the downtown Pittsburgh area.

   Demand for the Company's single-family homes improved from 1999 to 2000 and in 1999 compared to 1998.

Risks Relating to the Company's Business
   The real estate development business has substantial inherent risks, any of which might have a serious effect on the Company's future development plans. Most notably, these risks include possible new governmental regulations, or revised interpretation or application of existing regulations. Changes in the economy that might tend to reduce the demand for the Company's developed lots and houses are possible. Increased competition could occur from other developers or builders. Presently there are numerous other developments that are under construction and will provide substantial competition to the Company. A substantial increase in home mortgage interest rates historically has caused an almost immediate decline in demand for new housing, which could have a dramatic negative impact on the Company's plans.

   Since the Company began selling its developed lots and houses that it constructed beginning in 1989, it has not acquired any significant additional developable property. In addition, since 1991 the Company has sold all of the 237 rental townhouse units which it had acquired in connection with the bankruptcy reorganization in 1987, has systematically developed and sold much of its commercial properties, and in November, 1999, sold its water company and the office building it built in 1995.

   Because the Company's management recognized that future profitability would be severely hampered as it sold its remaining lot and residential units, it entered into an agreement of sale with Hanna Holdings, Inc. for the sale of all remaining developed and undeveloped residential property, and on January 2, 2001 finalized this sale. See "Planned Liquidation and Dissolution."

   Since signing the HANNA agreement in December 1999 it was the Company's plan to continue selling its residential lots and dwelling units until it sold most of its remaining commercial properties at which time it intended to close on the sale of its remaining residential lots and dwelling units to HANNA as described above. The Company has been successful in meeting this goal in that it has had its best sales year, and sold all but two of its commercial properties. The Company's management believes these two remaining properties can be sold without continuing any further development, construction or other operating activities, and with the consummation of the HANNA transaction can promptly begin winding up its corporate affairs before finalizing the sale of the two remaining commercial parcels.

   The Company's prime property was carved from Cranberry Township, which has continued to be one of the higher growth areas and better real estate markets in Pennsylvania. Because the location of the Company's principal properties is excellent, the Company has been successful in its development and construction activities. Since the Company's normal business operations will end with the sale of its remaining residential real estate under the HANNA agreement on January 2, 2001, the Company's risks are limited to primarily obtaining the final necessary approvals from the various governmental agencies to facilitate the Company's orderly liquidation and dissolution.

Planned Liquidation And Dissolution

   On December 15, 1999, the Company signed an agreement with Hanna Holdings, Inc. to sell the Company's remaining residential properties consisting of developed lots, completed and under construction dwelling units, undeveloped residential properties at Seven Fields and Nevillewood, and its home construction division.

   Closing under this agreement occurred on January 2, 2001, at which time the Company ceased all significant development, and construction activities.

   The selling price of the assets covered by the HANNA agreement is the established retail price of lots discounted between 32% and 50% based on the historical absorption rates for lots for the inventory of completed lots on the closing date. Completed and uncompleted houses were sold at recorded book value, the sales center was sold in April 2000 for $425,000 and the 40 acre undeveloped parcel south of Rt. 228 was sold in December 2000 for $580,000.
The total proceeds under this agreement including the sales center and 40 acre parcel totaled $7,786,729, consisting of $7,155,701 cash and $631,028 for the assumption of liabilities.

   On November 23, 1999, the Company sold its water service assets including its rights to provide water service granted to the Company by the Pennsylvania Public Utility Commission ("PUC) in 1991 and its office building to the Borough of Seven Fields for a total of $2.7 million.

   Since its reorganization under the Federal Bankruptcy Code in 1987 it has been the Company's stated plan to sell its assets as quickly as possible and return to the investors as much of their original investment as possible.

   The 1995 restructuring also included the adoption of a plan of liquidation that was approved by the trustees and by the directors of each affiliated company.

   Since the HANNA agreement was signed in December 1999, the Company has been successful in dividing and selling most of its remaining commercial parcels. During the fiscal year ended October 31, 2000, the Company sold four individual commercial parcels for a total gross sales price of $3,127,000 and estimates that its two remaining commercial parcel will generate an additional $1,925,000 of gross sales proceeds.

   Because liquidation was imminent, remaining operating activities were limited, and the Company's management was able to reasonably estimate the fair value of the Company's assets and the settlement amount of its liabilities, the Company has adopted liquidation accounting at October 31, 2000, and has recorded the following liquidation basis adjustments:
(1) recorded an adjustment to increase net assets by $476,054 for the estimated gain on the HANNA and two remaining commercial parcel sales transactions,
(2) recorded a $760,000 adjustment to reduce net assets for the estimated cost of liquidation, (3) increased net assets by $40,022,088 to reflect a reduction in general unsecured subordinated debt so as to reflect management's estimate of the amount ultimately payable on such debt.

   In December 2000 the Company repaid $2,328,393 of this general unsecured debt, and subsequent to the HANNA closing, intends to make an additional repayment of this debt of an amount consisting of most of the proceeds from the Hanna sale reserving only such amounts as management deems necessary to settle its remaining liabilities and pay the estimated cost of liquidation and dissolution.

   Upon finalization of the Trust's affairs any remaining funds will be distributed to the debt holders in final payment of their debt.

   Because management is now able to reasonably estimate the total funds which will be available to the Company, it has estimated that approximately $40.0 million of the original amount of the debt will not be repaid and that no amounts will be paid to the Trust's beneficial shareholders.

   The estimated costs to be incurred during the fiscal years 2001 to 2005 for the development of residential and commercial lots and construction of residential and commercial building units are summarized on Page 9.

   Because the Company's liabilities are in excess of its assets, the Company's net assets in liquidation are zero, indicating that no amounts are available to the shareholders. If in the event that proceeds in excess of management's estimates become available for distribution, any such amounts would be distributed to the holders of the general unsecured debt and no amounts would be distributed to the shareholders.

The following schedules summarize the Company's capitalized development costs and its development plans for the five years ending October 31, 2005.

Capitalized Development And Construction
OCTOBER 31, 2000


                                            Net            Unsold  Capitalized
                                            Acres   Lots   Units   Costs

Land Development
Substantially Completed Subdivisions
  South of Rt. 228                             125.0   277     1    $        -
Northridge Manor                                17.0    45     2        42,402
Northridge Estates Phase I                      31.0    56     1        29,402
Northridge Estates Phase II                     22.0    43     4       125,995
Northridge Estates Phase III                    76.0    96    55     1,323,577

Multi Family
Georgetowne Manor - I                           10.0    77     6        77,387
Georgetowne Manor - II                           5.0    40    38       561,764
Hawthorne Commons                               24.0    96    46     1,083,366

Adjustment to Fair Market Value at Liquidation                 0        60,150
Total Costs - Currently Under Development                    153     3,304,043


Accumulated Costs of Property to be
  Developed in the Future
 Undeveloped Residential Parcel                 40.0                   291,190
 Town Village Commercial Parcels                13.3                 1,552,672
 Adjustment to Fair Market Value at Liquidation                        511,138
                                                53.3                 2,355,000

House Construction
Houses Completed                                   2                   595,113
Houses Under Construction                          9                   651,311
Fourplex & Townhouses Completed                   10                 1,135,371
Fourplex & Townhouses Under Construction          43                 2,182,097
Additional Housing Starts
  (Nominal Costs Incurred)                         -                   142,553
Total House Construction Costs                    64                 4,706,445


Total Capitalized Development &
  Construction Costs                                              $ 10,365,488





                      Estimated Additional Costs
                      To Be Incurred Fiscal 2000-2005 (000's)

                                         2001    2002    2003    2004    2005

Total Development Costs                  N/A     N/A     N/A     N/A     N/A
Building Costs                           $600    N/A     N/A     N/A     N/A
Total Development And Building Costs     $600    N/A     N/A     N/A     N/A

The above schedule assumes that the Company will complete the sale of its remaining residential properties to Hanna Holdings, Inc. on January 2, 2001.

      Financial Information Relating to Industry Segments
                    and Classes of Products
                                                               Year Ended
                                                           October 31, (000's)

                                                        2000         1999
Sales to Unaffiliated Customers
Rental and General Operations                           $     115    $     134
Land Development, House Construction
  and PUC Regulated Services                               18,680       13,185
   Total Sales                                          $  18,795    $  13,319

Operating Income
Rental and General Operations                           $      74    $      (6)
Land Development, House Construction
  and PUC Regulated Services                                3,125          507
   Total Operating Income                               $   3,199    $     501

Identifiable Assets
Rental and General Operations                           $   2,058    $   3,615
Land Development, House Construction
  and PUC Regulated Services (Including
    Land Held for Future Development)                      11,213       11,359
   Total Identifiable Assets                            $  13,271    $  14,974


Employees

As of October 31, 2000 the Company had 25 full-time and three part-time employees. After the sale to Hanna Holdings, Inc. on January 2, 2001, the Company had one full time employee and two part-time employees.

Item 2.  Description of Property

   The Company's principal asset is a real estate development known as Seven Fields, located mainly in the Borough of Seven Fields and partially in Adams and Cranberry Townships, Butler County, Pennsylvania. The development originally consisted of 540.2 acres including required open space, of which
24.5 acres are in Adams Township, and 40 are in Cranberry Township, however most of this acreage has already been developed and sold by the Company.

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

   The Company's remaining property located in Seven Fields Borough, Cranberry Township and Adams Township consists of approximately 20 separate, substantially developed residential and commercial parcels. The areas south of Rt. 228 have been subdivided and improved with roads, sidewalks and underground utility lines and are substantially developed. Most of the areas north of Rt. 228 are also nearing full development. See Item 1 Description of Business and
Note 12 to the Financial Statements.

   Except for a single 40-acre parcel located south of Rt. 228 the Company's remaining properties consist of 153 developed single and multi family lots and two commercial parcels. One of the commercial parcels containing 6.7 acres is under agreement of sale pending the buyers due diligence and negotiations with the same buyer are at an advanced stage for the second parcel consisting of 6.6 acres.

   The Company also has 64 houses in various stages of construction at Seven Fields and Nevillewood.

   The Company has entered into an agreement with Hanna Holdings, Inc. whereby HANNA will purchase all of the Company's residential lots, completed and in progress houses and the 40-acre undeveloped residential parcel on January 2, 2001.

   The Company's management believes that the two remaining commercial parcels described above may be sold as early as the second or third fiscal quarter of 2001.

   In 1995 the Company constructed a 9,434 sq. ft. office building and in 1998 a real estate sales office. In 2000 the office building was sold to the Borough of Seven Fields, and the real estate sales office was sold as a part of the HANNA agreement.

   The mortgages and other outstanding liens on the Company's Seven Fields property are discussed in Item 6 "Management's Discussion and Analysis Financial Condition and Results of Operations."


Item 3.  Legal Proceedings

   The Company is not a party to any currently pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended October 31, 2000.


                                 PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

      (a) Market Information There is no established public trading market for the Company Shares and the Company is not aware of the terms of any transactions in Company Shares.

      (b) Holders As of October 31, 2000, there were 780 holders of record of Company Shares, which is the only outstanding class of equity of the Company.

      (c) Dividends No cash dividends on the Company Shares were declared by the Company during its last two fiscal years and no cash dividends will ever be declared.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is an analysis of the Company's financial condition and results of operations for the fiscal years ended October 31, 2000 and 1999. This discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein. All references herein to a fiscal year refer to the Company's fiscal year ended on October 31 of such year.

Business Plan and Objectives

   Since 1987 when the Company emerged from Chapter 11 bankruptcy proceedings its primary business objective is to repay, to the fullest extent possible as soon as possible, the claims of the Investors. Based upon the combined total of appraised market values of the Company's properties, the Company did not believe it would be able to repay the entire amount of the Company Debt. Nevertheless, as required by the Bankruptcy Plan, the Company pursued this objective by continuing to develop and sell its existing properties. Since it was becoming increasingly uneconomical to continue operations because the Company's business strategy as set upon reorganization was to liquidate its assets and not create a perpetual entity which would acquire significant additional property to develop, the Company entered into an agreement on December 15, 1999 to sell all of its remaining residential properties by December 31, 2000. See Item 1. "Description of Business." Until 1998 the Company had no plans to acquire and develop any other properties except minor acquisitions which might enhance the development of existing properties. However, during 1998, the Company acquired or committed to acquire a total of 11 lots in the Nevillewood Community, a southwest suburb of Pittsburgh.
The Company has built and sold three single-family and five townhouse units and has 30 additional units under construction. Only the lots have been purchased on 20 of these units at October 31, 2000.

   The Company, since the 1987 bankruptcy reorganization, has expended substantial effort and resources in resolving many of the hurdles necessary to carry out its plans. A master plan for development of its existing properties was prepared, zoning approval for the plan was obtained, municipal sewerage service was made available, and all known necessary governmental requirements have been met in order to facilitate the continued timely and
economic development of its property.  See Item 1.   "Description of
Business".

   Because the consummation of the HANNA agreement on January 2, 2001 brought the Company's operating activities to a conclusion, the Company's plans now will focus on concluding the sale of the two remaining commercial parcels, satisfying the various governmental agencies so that the Company can conclude its business activities, and settle its liabilities and other obligations. Effective January 2, 2001, the only remaining staff of the Company consisted of the Directors and certain corporate officers who will be responsible for winding up the corporate affairs.

   On December 15, 2000, the Company distributed $2,328,393 in partial repayment of its general unsecured debt, and expects to distribute most of the proceeds from the sale to HANNA, except sufficient funds to settle its liabilities and fund the estimated cost of liquidation and dissolution. Upon settlement of all the Company's liabilities and formal dissolution with the Pennsylvania Departments of State and Revenue any remaining proceeds will be distributed to the general unsecured debt holders. Any such additional distributions probably could not occur for several years.

Financial Condition

   Because of the imminency of liquidation, the Company adopted the liquidation basis of accounting at October 31, 2000. Under liquidation accounting net assets are adjusted to estimated fair market value and liabilities are adjusted to the estimated amounts at which they are expected to be settled.
Additionally the estimated cost of liquidation and dissolution is included as an adjustment to net assets in liquidation.

   In adopting liquidation accounting, the following adjustments were recorded
(1) Net assets were increased by $476,054 for the excess proceeds from the HANNA sale over the book value of the net assets sold, and for the estimated excess of the net proceeds from the sale of the two remaining commercial parcels over their book value, (2) net assets in liquidation were decreased by $760,000 for the estimated cost of liquidation and dissolution, (3) net assets in liquidation were increased by $40,022,088 to reduce the general unsecured debt to the net amount estimated to be available in payment of such debt.

   As a result of the above three adjustments net assets in liquidation were adjusted to zero. Net assets in liquidation under the liquidation basis of accounting is equivalent to shareholders equity under the going concern basis of accounting. If upon conclusion of winding up the Company's business affairs, probably not until 2004 or 2005, any residual funds will be paid to the general unsecured debt holders. Because of the deficiency of net assets to this debt, no amount will be payable to the shareholders.

   Prior to reducing the general unsecured debt to the amount at which this debt is expected to be settled, the Company's liabilities exceeded its assets as of October 31, 2000 because of the $66.6 million of Company Debt that was not discharged by the Bankruptcy Plan. Upon commencement of its operations in 1987, the Company had $6.4 million of additional liabilities, $5.3 million of that was indebtedness secured by mortgages on the Company's real estate holdings and $694,000 of which were administrative costs incurred in the Bankruptcy Court proceedings. The Company's assets upon commencement of operations totaled $18.1 million, and its opening shareholders' deficit was $54.8 million. As of October 31, 2000, such deficit had decreased to $40.0 million, principally because of profits generated from operations and the Company's recognition of a $4 million deferred tax asset in fiscal 1994 when the Company adopted FAS 109.

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

   The Company also filed a lawsuit, against the shareholders of, and companies affiliated with, the Predecessors to recover certain assets. To the extent that the Company has been successful in recovering any of such assets, the shareholders' deficit has decreased by the amount of any such recovery. On November 15, 1995, the Company settled all existing litigation.

   The Company's financial condition improved during fiscal 2000 and fiscal 1999 as a result of the generation of net income in 2000 of $1,997,000 prior to liquidation basis adjustments and by $39,738,000 as a result of the net result from the liquidation basis adjustments described above and a net loss of $222,000 in fiscal 1999. The 2000 and 1999 results of operations included deferred income tax provisions of $1.3 million and $800,000 for which no cash payments were required.

   The Company's investment in residential lots unsold at January 2, 2001 will be sold pursuant to the HANNA agreement. The amount at which these lots are recorded in the Company's statement of net assets in liquidation is currently $3.3 million at October 31, 2000. The Company's inventory of completed, unsold lots at Seven Fields increased from 107 to 153 in fiscal 2000. At October 31, 2000 the Company owned an additional 30 lots at Nevillewood where it has 10 houses and townhouses under construction, but has not started construction on the other 20 lots. The Nevillewood lots are considered as part of the house construction costs in the Company's statement of net assets in liquidation at October 31 2000.

   In 1998 the Company completed the 43 lot Northridge Estates Phases II Subdivision and sold 4 of its commercial parcels consisting of approximately
11.4 acres for $1,251,000. In addition, the Company sold its remaining 74 original townhouses for $4,136,000, sixty-five of which were sold in bulk to a single investor for $3,542,500. The sale of the 40-acre parcel located in Moon Township was also finalized for $575,000 in 1998. Construction of the Rt. 228 improvements and construction of the storm water detention pond were completed in 1999. The total cost of the Rt. 228 improvements was approximately $2.0 million and the cost of the storm water detention pond was approximately $525,000. The Company does not plan to invest significant additional amounts in any of the remaining commercial lots, other than those amounts that would be recoverable at the time of sale. During fiscal 1999 the Company began development of its 96 lot Northridge Estates Phase III and its 40 lot

Georgetown Manor Phase II subdivisions. Development of these two subdivisions was completed in the 2nd quarter of fiscal 2000 and at October 31, 2000 had sold 41 of the North Ridge Estates III lots and two of the Georgetown Manor II lots.

   All except for minor site development work between Route 228 and Mars-Crider, including base roads and required utility extension, has been completed, the cost of which was proportionately added to the phases benefiting from these improvements.

   During fiscal 2000, because the Company sold its office building, its real estate sales office, generated significant cash flow from the sales of these properties, its water company, sold four of its remaining commercial parcels, had robust sales of its lots and houses, and had completed development of all of the subdivisions it planned to develop prior to its liquidation, the Company repaid, with the exception of $55,000 of Nevillewood lot acquisition debt, all of its outstanding mortgages and credit line balances. Further, because of its lack of need to maintain the credit line availability it cancelled $2.0 million of the $4.2 million credit line it formerly had available.

   The Company had $4,706,000 invested in completed and partially completed residential units at October 31, 2000 as compared to $3,583,992 at October
31, 1999 and $3,607,000 at October 31, 1998. This investment increased in 2000 primarily because of the more advanced stage of construction and 6 more units compared to 1999 but decreased slightly during fiscal 1999 despite the fact the Company had 56 completed and partially completed units at October 31, 1999 as compared with 48 at October 31, 1998. The construction progress of the 56 units at October 31, 1999 was not as advanced as the 48 units in 1998.

   All new performance and maintenance bonding requirements were met through the Company's commercial bonding line. At October 31, 2000, the Company had bonds outstanding of approximately $185,000.

   The Company's cash position improved by $619,000 in 2000 compared to an improvement of $835,000 in 1999 over 1998. The 2000 cash improvement resulted from net income before deferred taxes and depreciation of $3,354,000 compared to only $707,000 in 1999. However in 2000 the Company made a larger net investment in its inventory of lots and houses under construction of $461,000 compared to a net decrease in these inventories of $2,119,000 in 1999. Consequently net cash flows from operations actually reflected a decline from 1999 to 2000 of $620,000.

   The Company however generated cash flow from investing activities resulting from the repayment of the mortgage receivable of $391,000 and sale of its building and water company assets of $1,805,000.

   As noted above, the Company repaid most of its mortgages and credit line debt in the amount of $899,000 and repaid $3,326,000 of its general unsecured debt compared with net debt repayments of $214,000 and $2,328,000 in 1999.

Results of Operations Fiscal 2000 and 1999

   The Company's fiscal 2000 income before taxes and before liquidation basis adjustments was $3,288,000, an increase of $2,698,000 from fiscal 1999's net income before taxes of $590,000. Operating income for fiscal 2000 also increased from fiscal 1999 by $2,698,000.

   The increase in operating income was the result of a $1,346,647 increase in gross profit resulting from the sale of residential and commercial lots and houses, an increase resulting from the gross profit generated from the sale of the office buildings and water company of $1,298,361, a decrease in general and administrative and operating costs and depreciation expense of $283,000, offset by a decline in water revenue, rental revenues and fees and other revenues of $230,000. Operating expenses, general administrative, depreciation expense, water and rental revenues declined because of the sale of the water company and office buildings and the general reduction of non development and construction activities as part of the Company's liquidation plan.

   Net income included a provision for deferred income taxes of $1,284,000 in 2000, compared to $812,000 in 1999. The 2000 and 1999 deferred income tax provision resulted from the Company's periodic evaluation of its ability to generate sufficient future profits to utilize its deferred tax assets. The Company's management estimates that sufficient profits will not be generated after October 31, 2000, to utilize any of its deferred tax assets, and has fully reserved such assets.

   During fiscal 2000, the Company generated gross revenues of $18,795,000, an increase of $5,476,000 from fiscal 1999. Gross revenues from sales of houses and developed lots increased by $2,580,000 in fiscal 2000 over fiscal 1999, because of higher sales volumes of lots and fourplex units.
Additionally gross revenues increased $3,125,000 because of the sale of the Company's office building, real estate office and water company.

   The Company's cost of lots and houses sold, expressed as a percentage of sales, decreased from 87% in fiscal fiscal 1999 to 80% in fiscal 2000.

   The Company's sales of houses constructed and lots developed during fiscal 2000 and 1999 were as follows:

                                                    2000           1999

Lot Sales   Commercial                              4              3
Lot Sales - Single & Multi-Family                   93             77
Townhouse Sales   New Construction                  14             14
Single Family House Sales                           13             14
Fourplex House Sales                                24             16
Nevillewood - Townhouse Sales                       2              3
Nevillewood - Single-Family House Sale              1              1

   The 4 commercial lots sold in fiscal 2000 generated $3,267,000 in gross revenues compared to the three sold in fiscal 1999 for $2,277,000. The 93 single and multifamily lots sold in fiscal 2000 generated gross revenues of $3,196,000, or an average of $34,400, compared to gross revenues of $2,634,000 for 77 lots sold in fiscal 1999 for an average of $34,200. The Company's revenue from the sale of single family houses was $3.3 million in fiscal 2000 compared to $3.7 million in fiscal 1999. Fourteen single-family houses were sold in fiscal 2000 and 15 in fiscal 1999. The Company generated revenues of $5.8 million from the sale of 40 fourplex and townhouse units during fiscal 2000 compared to $4.4 million in fiscal 1999 from the sale of 33 fourplex and townhouse units. These sales statistics and revenues include the Company's construction activities in both Seven Fields and Nevillewood.

Liquidity and Capital Resources

   The Company has pursued the development of its property in phases. It has used cash generated from the sale of its properties to reduce pre-reorganization debt, to develop its property and, until such litigation was completed in 1995, to fund the litigation efforts to recover assets from former shareholders of the Predecessors.

   The Company's primary objective is to repay to the fullest extent possible, and at the earliest possible time, the Company Debt. To this end it distributed $2.0 million of the net proceeds from the sale of its Virginia Manor property in January 1993, made additional distributions of $1.3 million in December 1993, $2.0 million in December 1994, and $2.0 million in December
1995, $1.0 million in December 1996, $2.3 million in February 1997, $2.3 million in September 1999, $1.0 million in December 1999, $2.3 million in August 2000, and $2.3 million in December 2000.

   Pursuant to the Company's stated plan to liquidate, and the business strategy followed since reorganization in

1987 of repaying its general unsecured debt in the maximum amount at the earliest time, the Company's management has concluded that it is advisable to sell the majority of its remaining assets in bulk. This conclusion was reached primarily because the Company has now developed all except one of its undeveloped parcels, and sold all except two of its commercial lots. Historically the Company has realized its greatest margins and operating profits from the sale of commercial lots, other operating assets such as its original townhouses and water company and its lowest margins from the construction of its residential and commercial buildings.

   Since 1993, the source of the above described debt repayments has been from these higher margin activities and the disposition of the four other rental properties existing at the time of the 1987 reorganization.

   Since the Company reinvested substantial amounts of its resources to facilitate its ability to generate the higher margins described above from the development and sale of residential and commercial lots at retail, and future cash flow is limited by existing inventories of land and lots which has now been substantially reduced as a result of strong sales in recent years, the sale of the Company's remaining inventory of lots and houses at wholesale prices serves to preserve the available net assets so as to facilitate higher final distributions in additional partial repayment of the general unsecured debt.

   In furtherance of the above strategy in addition to selling the Company's office building, real estate sales office and water company during fiscal 2000, the Company has agreed to sell its remaining residential lots and partially completed and completed residential units to Hanna Holdings, Inc. on January 2, 2001.

   Because the Company is entering the final stages of its liquidation plan, and with the consummation of the HANNA sale on January 2, 2001 has disposed of all of its assets except for two commercial lots of 6.7 and 6.6 acres it has concluded all substantial operating activities and its need for capital is limited. The Company's management intends to make a distribution of approximately $5,300,000 of the HANNA transaction proceeds in the second quarter of 2001 reserving sufficient proceeds to settle its liabilities and pay the estimated cost of liquidation and dissolution.

   Depending on the progress of the sale of the remaining two commercial lots estimated to have a gross sales proceeds value of approximately $1.9 million the Company may or may not make additional payments on its general unsecured debt prior to final liquidation and dissolution.

   At the time that the Company is dissolved any remaining funds will be distributed as a final payment on the Company's general unsecured debt. It is clear however, that because of the size of the debt compared to the Company's assets, no amounts will ever be paid to the shareholders on their shares of beneficial interest.

   During 2000 because of the above described developments, the Company repaid all of its outstanding mortgages except for $55,000 of lot acquisition debt at Nevillewood, and has cancelled $2.0 million of the $4.2 million it had available in bank credit lines. The Company's management anticipates maintaining adequate liquidity by reserving from repayment of the general unsecured debt, sufficient funds to settle the Company's estimated liabilities, contingencies and liquidation and dissolution costs.

   During 2000 the Company used $899,000 to repay its mortgages, $3,326,000 to make partial repayments of its general unsecured debt and increased its cash reserves by $619,000 ending the fiscal year with total cash and temporary investment of $1,869,000. These funds were made available as a result of $2,700,000 generated from operating activities and $2,145,000 from the sale of the Company's water company and two office buildings, and the full repayment of its notes receivable. These results compare favorably with 1999 when the Company made net repayments of its mortgages and credit lines of $214,000, repaid $2,328,000 of its debt and increased its cash position by $835,000 all primarily as a result of funds generated from operating activities of $3,320,000. 1999 funds generated from operating activities were higher primarily because of a reduction of the Company's investment in development and building inventory from 1998 of $2,119,000 compared to an actual use of funds of $461,000 in 2000 resulting from a net increase in these inventories.

Other Matters - Year 2000 Issue

With the arrival of the year 2000, the Company has not experienced any of the feared year 2000 problems. There is no certainty that problems could not be discovered in the future. However, none of the software used by the Company is integral to its operations, so if complications do develop, the Company believes that the impact would be minimal. The Company's accounting software is licensed from third party vendors, and the Company installed year 2000 compliant upgrades during 1998 at a nominal cost.

Recent Accounting Developments

   The Financial Accounting Standards Board has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133; SFAS No. 139," Revision of SFAS No. 53, and Amendments to SFAS No. 63, 89, and 121; SFAS No. 140, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125".

   The Company's management has not yet fully analyzed the impact, if any, of SFAS No. 139 and SFAS No. 140 when they are required to be adopted for the Company's fiscal year beginning November 1, 2001, and SFAS No. 138 which was required to be adopted in the Company's fourth quarter of 2000 has no applicability to the Company since it has not historically engaged in hedging type transactions.


Special Note Regarding Forward-Looking Statements

Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitatin, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, any may contain the words "believe", "anticipate," "expect," "estimate," "project," "will be," "will continue," "will probably," "may," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. This report may include some, but does not include all of the anticipated risks or factors which could adversely affect future performance. New risks may emerge from time to time which are not anticipated. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as an indicator of actual results.

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


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

   The sole trustee of the Company, Seven Fields Management, a wholly owned subsidiary of Seven Fields PA, manages the Company, as a Pennsylvania business trust. Pursuant to the Company's Deed of Trust and Bylaws, the number of trustees of the Company has been set at one. The term of office of Seven Fields Management as trustee is one year and expires at the next annual meeting of the Company's shareholders.

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

                                                       Director of
Name                     Age   Director                Corporation     Term
                               Since                   Since           Expires
Michael Burkhart         57    1996                    N/A             2002
C. Thomas Burkett        52    1999                    N/A             2002
Robert A. Janusey        49    1998                    N/A             2001
Cheryl Kirchner          53    1997                    N/A             2001
Alexander Lindsay, Jr.   54    1995                    1990            2003
Paul Voytik              76    1995                    1988            2003
George K. Wright         74    1995                    1988            2003
Samuel A. Goldberg       76    Secretary               1988            N/A
Darell Craig             50    Chief Executive Officer Employed Since  1991
Lynn Hoffman-Kyle        46    Chief Financial Officer Employed Since  1988

   Michael H. Burkhart has been a Certified Public Accountant since 1972 and is a member of the American Institute of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants and the National Association of Certified Valuation Analysts. Mr. Burkhart has practiced in public accounting since 1968, was a partner with Hinds, Lind, Miller & Co., Certified Public Accountants, until 1995, when he founded his present firm. Much of Mr. Burkhart's professional background involves working with construction and land development companies in the tax, accounting, and management services areas.

   C. Thomas Burkett is Chief Executive Officer of MAC Plastics, Inc., a manufacturer of custom blow-molded plastic products located in Washington, Pennsylvania. Prior to joining MAC Plastics in 1997 as Vice President of Finance and Strategic Development, Mr. Burkett held various positions, including Executive Vice President, Senior Vice President, Vice President, Chief
Financial Officer, Treasurer and Controller from 1978 through 1996 with Education Management Corporation, a private provider of proprietary post-secondary education located in Pittsburgh, Pennsylvania. From 1973 through 1978, Mr. Burkett was a Senior Auditor and Certified Public Accountant with Arthur Anderson & Co. Mr. Burkett received a Bachelor of Arts Degree from
Grove City College and an MBA from Ohio University.

   Robert A. Janusey is Vice President of Shiloh Industrial Contractors, Inc., a commercial and industrial contractor, which he co-founded in 1986. Mr. Janusey, who holds a BS in civil engineering from Geneva College, was also a project manager for Chapman Corporation from 1980 to 1986, and a draftsman for Janusey & Associates from 1976 to 1980.

   Cheryl Kirchner is a registered nurse with over 20 years experience in the field of health care management and the development of patient care systems. She received a Bachelor's Degree from Youngstown State University with a major in Nursing, and a Master's Degree in Health Service Administration from St. Francis College. As owner of a geriatric care management service; she developed systems of support for the elderly and their families.

   Alexander H. Lindsay, Jr. is the President of the law firm of Lindsay, Jackson & Martin, P.C. in Butler, Pennsylvania, where he specializes in litigation. He is a former Butler County and Cranberry Township solicitor. From 1975 until 1980, he was an Assistant United States Attorney for the Western District of Pennsylvania, and from 1977 until 1980 he was Chief of the Public Corruption Section of the United States Attorney's Office in Pittsburgh. From 1972 to 1973 he was an Assistant District Attorney for Butler County. He is a 1968 graduate of Washington and Jefferson College and a 1971 graduate of the University of Pittsburgh School of Law. Mr. Lindsay is a director of Southwest National Corp. and its subsidiary, Southwest National Bank.

   Paul Voytik has been Chairman of the Corporation since January 1989, Chief Executive Officer from 1989 to 1998, and President of the Corporation since February 1988. He was employed at Westinghouse Electric Corporation for 29 years, 24 of which he served as an Engineering Manager, until his retirement in November 1985. Thereafter, he served as a consultant to Westinghouse until 1986. In 1986 he became Vice President and a director of Piedmont Atlantic Corporation, which engaged in land development in Chapel Hill, North Carolina. He has over 35 years of experience in building, contracting, and land development.

   George Wright has been Vice President of the Corporation since February 1988. He was employed by Gulf Oil Corporation in Research and Development for 42 years until his retirement in February 1985. At the time of his retirement, he held the position of Director of Safety, Security & Fire Prevention for a 95-acre research complex of Gulf Oil Corporation.

   Samuel A. Goldberg was employed by the Mine, Safety and Health Administration of the United States Department of Labor, as Manager of an Analytical
Laboratory for Industrial Hygiene from 1970 to December 1985 when he retired.
As manager, his responsibilities included preparing a budget, determining personnel and equipment requirements and preparing bid submission on chemical analysis instruments. He currently serves as a member of the Board of Directors of East Boro's J.W.V. Housing Corporation and East Boro's J.W.V. Homeless Veterans Corporation. Mr. Goldberg retired as a Director in 1999, however he continues to serve as the Company's Secretary.

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

   The Company is not aware of any trustee, officer, or beneficial owner of more than ten percent of the Company Shares who failed to file on a timely basis forms required by Section 16(a) of the Exchange Act during the fiscal year ended October 31, 2000.


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

                   Summary Compensation Table

                                         Long-term compensation
                Annual Compensation         Awards      Payouts
                                                                        All
Name and                           Other    Restricted                  Other
principal      Fiscal Salary Bonus  Annual   Stock     Options LTIP    Compen-
position       Year   ($)    ($)    Comp.($) Awards($) SARs(#) Payouts sation
  (a)          (b)    (c)    (d)    (e)      (f)       (g)     (h)     (i)

Paul Voytik    2000   58,461 0      0        N/A       0       N/A     0
(President     1999   72,369 0      0        N/A       0       N/A     0
and Board      1998   53,760 0      0        N/A       0       N/A     0
Chairman)

Darell Craig   2000   82,445 59,917 0        N/A       0       N/A     0
(Chief         1999   82,445 47,193 0        N/A       0       N/A     0
Executive      1998   82,445 34,594 0        N/A       0       N/A     0
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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information, as of January 28, 2001, regarding the amount and nature of ownership of Company Shares by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Company Shares, by Seven Fields Management, the sole trustee of the Company, by each of the directors of Seven Fields Management, and by all of such directors and the executive officers of the Company as a group. Each such individual has sole voting and investment power with respect to the shares listed except as otherwise indicated in the footnotes to the table.

                                                                Percentage of
Name and Address of                   Amount and Nature of      Outstanding
Beneficial Owner (1)                  Beneficial Ownership      Company Shares

Seven Fields (DEL), Inc.              2,905,514                 83
Seven Fields Management, Inc.         0                         0
Paul Voytik                           2,905,514   (2)           83
Michael H. Burkhart                   2,905,514   (2)           83
George K. Wright                      2,905,514   (2)           83
Samuel A. Goldberg                    2,905,514   (2)           83
Robert A. Janusey                     2,905,514   (2)           83
Cheryl Kirchner                       2,905,514   (2)           83
Alexander Lindsay, Jr.                2,905,514   (2)           83
C. Thomas Burkett                     2,905,514   (2)           83
All directors of the sole trustee
and Executive officers of the
Company as a group (9 persons)        2,905,514                 83


(1) The address of each person is 2200 Garden Drive, Suite 200, Mars, Pennsylvania 16046-7846.
(2) Represents shares held by Seven Fields (DEL), Inc., of which the named person is a director and with respect to which such person shares voting and investment power.

   The following table sets forth information as of January 28, 2001 regarding the amount and interest ownership of shares of common stock of Seven Fields
PA by each of the directors of Seven Fields Management, the sole Trustee of the Company, and by all of such directors and executive officers of the Company as a group. Seven Fields PA is the sole shareholder of Seven Fields DEL, which owns approximately 83% of the outstanding Company shares. Each person has sole voting and investment power with respect to the shares listed except as otherwise indicated.

                                                         Percentage of
Name and Address of            Amount and Nature of      Outstanding
Beneficial Owner (1)           Beneficial Ownership      Company Shares

Paul Voytik                    13,599.89   (2)           *
George K. Wright               14,173.63   (2)           *
Samuel A. Goldberg                745.97                 *
Robert A. Janusey                 257.18                 *
Cheryl Kirchner                 1,183.61                 *
Alexander Lindsay, Jr.                                   0
Michael Burkhart                                         0
C. Thomas Burkett                                        0
All directors of the sole      29,960.28                 1.0
  trustee and executive
  officers of the Company
  as a group (9 persons)

* Indicates ownership of less than 1% of the common stock of Seven Fields (PA).


(1) The address of each person is 2200 Garden Drive, Suite 200, Mars, Pennsylvania 16046-7846.

(2)   All shares held jointly with spouse.


Item 12.  Certain Relationships and Related Transactions
   None.

Item 13.  Exhibits and Reports on Form 8-K
(a)   Exhibits.

Exhibit No.   Description


3.1           Deed of Trust of the Registrant (4)

3.2           By-Laws of the Registrant (4)

4.1           Excerpt of Amended Plan of Reorganization (1)

4.2 Specimen Certificate for shares of beneficial interest in Registrant (4)

4.3 Specimen Note representing general unsecured subordinated debt of Registrant after separation of stock and debt (2)

4.4           Shareholder Protection Rights Agreement (3)

4.5           Amendment dated October 11, 1994 to Shareholder Protection Rights
              Agreement    (4)

10.1          Plan and Agreement of Merger between the Registrant and Seven
              Fields Development Corporation (4)

10.2          Settlement Agreement with former majority shareholder (5)

10.3          Revolving Line of Credit Loan Agreement dated November 13, 1995 between the Registrant and Integra Bank (5)

10.4          Open End Mortgage and Security Agreement dated November 13, 1995 between the Registrant and Integra Bank (5)

10.5          Management and Administrative Services Agreement dated April 30,
              1995 (5)

10.6          Agreement of sale with CMS-Nevillewood Limited Partnership to acquire 8 building lots for $896,000.  (6)

10.7          Amended and restated revolving credit facility with National City
              Bank for $2,250,000.  (6)

10.8 Agreement with Hanna Holdings, Inc. for the sale of the Company's residential lots construction in progress and certain other assets dated December 27, 1999 effective January 2, 2001. (7)


27            Financial Data Schedule   2000


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



(4)          Filed as exhibit to Registration Statement on Form S-4, File
             No. 33-85102, and incorporated herein by reference.

(5) Filed as exhibit to Registrant's Annual Report on Form 10-KSB filed January 26, 1996 and incorporated herein by reference.

(6) Filed as exhibit to Registrant's Annual Report on Form 10-KSB filed January 28, 1999 and incorporated herein by reference.

(7)          Filed as exhibit to Seven Fields Development (PA), Inc.'s
             10KSB filed January 28, 2001 and incorporated herein by reference.

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

                                Date:  January 28, 2001

                               In accordance with the Exchange Act, this report
has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated as directors.

Signature                    Title                            Date


PAUL VOYTIK                  President (Principal Executive
Paul Voytik                  Officer) and Director *          January 28, 2001


LYNN HOFFMAN-KYLE            Chief Financial Officer
Lynn Hoffman-Kyle            (Principal Financial and
                             Accounting Officer)              January 28, 2001


GEORGE K. WRIGHT
George K. Wright             Director *                       January 28, 2001


ALEXANDER LINDSAY, JR.
Alesander Lindsay, Jr.       Director *                       January 28, 2001


MICHAEL BURKHART
Michael Burkhart             Director *                       January 28, 2001


*  Directors of Seven Fields Management, Inc., the sole Trustee of the
   Registrant

                SEVEN FIELDS DEVELOPMENT COMPANY
           ITEM 13 (A) INDEX TO FINANCIAL STATEMENTS



                                                               Page Reference
Independent Auditors' Report                                   F-1

Statement of Net Assets in Liquidation at October 31, 2000     F-2

Balance Sheet (Going Concern Basis) October 31, 1999           F-4

Statement of Operations and Changes in Net Assets in
  Liquidation for the Year Ended October 31, 2000              F-6

Statement of Operations for the year ended October 31, 1999    F-7

Statements of Shareholders' Deficiency and Net Assets in
  Liquidation for the years ended October 31, 2000 and
  October 31, 1999                                             F-9

Statements of Cash Flows for the years ended October 31,
  2000 and October 31, 1999                                    F-11

Notes to Financial Statements                                  F-12


                               F

                      Independent Auditors' Report



The Trustee and Shareholders
Seven Fields Development Company
Mars, PA

We have audited the accompanying statement of net assets in liquidation of Seven Fields Development Company (the "Company") as of October 31, 2000 and the related statement of operations and changes in net assets in liquidation for the year ended October 31, 2000. In addition we have audited the accompanying balance sheet of the Company as of October 31, 1999, and the related statement of operations for the year ended October 31, 1999, and the statements of cash flows and shareholders' deficiency and net assets in liquidation for each of the two years in the period ended October 31, 2000.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company's evolution has progressed to the stage that complete liquidation and subsequent dissolution of the Company is imminent. As a result, the Company has changed its basis of accounting from the going concern basis to the liquidation basis effective October 31, 2000, under which the financial statements reflect assets at net realizable amounts and liabilities at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Seven Fields Development Company at October 31, 2000 and its financial condition at October 31, 1999, and results of its operations and changes in net assets in liquidation for the year ended October 31, 2000 and the results of its operations for the year ended October 31, 1999, and its cash flows for the two years in the period ended October 31, 2000.


O'Connor & Company
January 3, 2001
Sewickley, PA

                                    SEVEN FIELDS DEVELOPMENT COMPANY
                                    STATEMENT OF NET ASSETS IN LIQUIDATION
                                    AS OF OCTOBER 31, 2000


                                         ASSETS

Cash                                                         $        10,078
Temporary investments, Note 10                                     1,859,367
Total Cash And Temporary Investments                               1,869,445


Accounts and notes receivable, net of allowances of $12,268          641,426
Mortgage notes receivable, Note 4                                          -
Capitalized development costs, Notes 2, 12                         3,304,043
Capitalized house construction costs                               4,706,445
Prepaid expenses and deposits                                        259,709
Property not currently under development                           2,355,000
Deferred income tax assets, Note 9                                         -

Property, Buildings And Equipment
Land                                                                       -
Buildings                                                                  -
Equipment and furnishings                                            459,573


     Total Property, Buildings And Equipment                         459,573
     Accumulated Depreciation                                       (324,290)


     Total Property, Buildings And Equipment, Net
       Of Accumulated Depreciation                                   135,283

       Total Assets                                              $13,271,351

                See Notes to Financial Statements

                              F-2

                           SEVEN FIELDS DEVELOPMENT COMPANY
                         STATEMENT OF NET ASSETS IN LIQUIDATION
                             AS OF OCTOBER 31, 2000

                        LIABILITIES AND NET ASSETS IN LIQUIDATION
                                  LIABILITIES
Accrued estimated cost of liquidation                          $     760,000
Accounts payable and accrued expenses                                392,937
Accrued estimated costs related to developed lots and                      -
   buildings sold, Note 2                                          1,599,719
Notes payable - credit lines, Note 6                                       -
Mortgages payable, Note 7                                             55,000
Customer deposits and advances                                       266,728
General unsecured debt-minority investors, Notes 1, 8, 11          1,734,094
General unsecured debt - Seven Fields (DEL) Inc.                           -
   Notes 1, 8, 11                                                  8,462,873
         Total Liabilities                                     $  13,271,351


Net Assets In Liquidation                                      $           -

                         See Notes To Financial Statements

                          SEVEN FIELDS DEVELOPMENT COMPANY
                        BALANCE SHEET (GOING CONCERN BASIS)
                           AS OF OCTOBER 31, 1999

                                     ASSETS
Cash                                                         $        23,782
Temporary investments, Note 10                                     1,226,229
Total Cash And Temporary Investments                               1,250,011

Accounts and notes receivable, net of allowances of $4,175           149,204
Mortgage notes receivable, Note 4                                    391,348
Capitalized development costs, Notes 2, 12                         3,830,559
Capitalized house construction costs                               3,583,992
Prepaid expenses and deposits                                        114,468
Property not currently under development                           2,394,290
Deferred income tax assets                                         1,284,232

Property, Buildings And Equipment
Land                                                                 484,756
Buildings                                                          1,294,345
Equipment and furnishings                                            861,656

   Total Property, Buildings And Equipment                         2,640,757
   Accumulated Depreciation                                         (664,609)


   Total Property, Buildings And Equipment, Net
     Of Accumulated Depreciation                                   1,976,148


   Total Assets                                               $   14,974,252


                          See Notes To Financial Statements



                          SEVEN FIELDS DEVELOPMENT COMPANY
                         BALANCE SHEET (GOING CONCERN BASIS)
                              AS OF OCTOBER 31, 1999

                        LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                LIABILITIES
Accounts payable and accrued expenses                       $         521,542
Accrued estimated costs related to developed lots and
  buildings sold, Note 2                                            1,411,228
Notes payable   credit lines, Note 6                                        -
Mortgages payable, Note 7                                             954,470
Customer deposits and advances                                        276,395
General unsecured debt - minority investors, Notes 1, 8, 11         9,105,485
General unsecured debt - Seven Fields (DEL) Inc.
  Notes 1, 8, 11                                                   44,439,847
     Total Liabilities                                             56,708,967

                            SHAREHOLDERS' DEFICIENCY


Shares of beneficial interest, $1 par value, 5,000,000
  shares authorized, 3,484,392 shares issued and
  outstanding, Notes 1, 2, 11                                       3,484,392

Shareholders' deficit   excess of non-discharged debt over
  assets on November 7, 1987 ( Date of reorganization)
  Notes 1, 2                                                      (52,235,399)


Retained earnings, November 7, 1987 (Date of
  reorganization)                                                   7,016,292

      Total Shareholders' Deficiency                              (41,734,715)


                          Total Liabilities And
                           Shareholders' Deficiency            $   14,974,252


               See Notes To Financial Statements

                                  SEVEN FIELDS DEVELOPMENT COMPANY
            STATEMENT OF OPERATIONS AND CHANGES IN NET ASSETS IN LIQUIDATION
                                  FOR THE YEAR ENDED  OCTOBER 31, 2000

Gross Revenue
Rental income                                               $        39,531
Fees and other operating income                                      75,281
Water revenue                                                         9,149
Developed lot and house sales                                    15,545,924
Sale of water company, and office buildings                       3,125,000

                                                                 18,794,885

Costs and Expenses
Costs of developed lots and houses sold                          12,504,644
Cost of water company and office buildings                        1,826,639
Other operating expenses*                                           276,053
General and Administrative expenses*                                914,862
Depreciation expense                                                 73,698
                                                                 15,595,896

Operating Income                                                  3,198,989


Interest Expense*                                                         -
Interest Income                                                      89,170

Income Before Provision For Income Taxes                          3,288,159

Provision For Income Taxes, Note 9                                1,291,586

Net Income (Loss)                                             $   1,996,573

Shareholders' Deficiency November 1, 1999                       (41,734,715)
Shareholders' Deficiency October 31, 2000, Prior to
  Liquidation Basis Adjustments                                 (39,738,142)

Liquidation Basis Adjustments:
  Adjust Unsecured Debt to Fair Value:
    Minority Investors                                            6,805,356
  Seven Fields (DEL), Inc.                                       33,216,732

Accrued Estimated Cost of Liquidation                              (760,000)

Adjust Other Assets and Liabilities to Fair Value                   476,054

  Net Assets In Liquidation                                 $             -

Net Income Per Share, Basic and Diluted                                0.57

Weighted Average Number Of Shares                                 3,484,392

                                *  See details on following page.
                                See Notes To Financial Statements

                                SEVEN FIELDS DEVELOPMENT COMPANY
                              STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                                FOR THE YEAR ENDED  OCTOBER 31, 1999

Gross Revenue
Rental income                                             $        90,300
Fees and other operating income                                    43,702
Water revenue                                                     219,513
Developed lot and house sales                                  12,965,539
                                                               13,319,054

Costs and Expenses
Costs of developed lots and houses sold                        11,270,906
Other operating expenses*                                         465,455
General and Administrative expenses*                              965,127
Depreciation expense                                              116,535
                                                               12,818,023


Operating Income                                                  501,031

Interest Expense*                                                       -
Interest Income                                                    88,943

Income Before Provision For Income Taxes                          589,974

Provision For Income Taxes, Note 9                                811,897

Net Income (Loss)                                         $      (221,923)

Net Income Per Share, Basic and Diluted                             (0.06)

Weighted Average Number Of Shares                               3,484,392

*  See details on following page.

                            See Notes To Financial Statements

                                        F-7

                             SEVEN FIELDS DEVELOPMENT COMPANY
STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS IN LIQUIDATION - CONTINUED
                    DETAILS OF OTHER OPERATING EXPENSES,
      GENERAL AND ADMINISTRATIVE EXPENSES AND INTEREST EXPENSE
                   FOR THE YEARS ENDED  OCTOBER 31, 2000 AND 1999

                                               2000              1999

Other Operating Expenses
Payroll, payroll taxes and benefits            $    673,507      $    667,813
Repairs and maintenance                             162,090           154,916
Utilities                                            20,944           145,577
Insurance                                           115,028            86,310
Property taxes                                        8,409            22,280
Other operating supplies and services                65,696            69,005

 Total Other Operating Expenses                   1,045,674         1,145,901

 Less Expenses Capitalized to Development and
  Construction                                     (769,621)         (680,446)
Net Other Operating Expenses                    $   276,053      $    465,455


General And Administrative Expenses
Payroll, payroll taxes and benefits             $   462,544      $    457,094
Professional fees                                   129,269           120,105
Other general and administrative expenses           368,649           435,040

   Total General and Administrative Expenses        960,462         1,012,239

   Less Expenses Capitalized to Development
   and Construction                                 (45,600)          (47,112)

   Net General and Administrative Expenses      $   914,862       $   965,127

Interest Expense
Total Interest Expense                          $     7,792       $    85,974

Less Interest Capitalized to Development and
  House Construction                                 (7,792)          (85,974)

Net Interest Expense                            $         -       $         -

               See Notes To Financial Statements

                              F-8

                     SEVEN FIELDS DEVELOPMENT COMPANY
      STATEMENTS OF SHAREHOLDERS' DEFICIENCY AND NET ASSETS IN LIQUIDATION
             FOR THE YEARS ENDED  OCTOBER 31, 2000 AND 1999

                                                   Retained
                                     Shareholders' Earnings
                                     Deficit As Of Since        Total
                         Beneficial  November 7,   November 7,  Shareholders'
                         Interests   1987          1987         Deficiency

Balance October 31,1998  $ 3,484,392 $(52,235,399) $  7,238,215 $(41,512,792)

Net Loss
 Year ended
 October 31, 1999                                      (221,923)    (221,923)

Balance October 31,1999    3,484,392  (52,235,399)    7,016,292  (41,734,715)

Net Income
  Year ended
  October 31, 2000                                    1,996,573    1,996,573

Balance October 31,2000,
  Prior to Liquidation
    Adjustments          $ 3,484,392 $(52,235,399)  $ 9,012,865 $(39,738,142)

Liquidation Basis
  Adjustments:

Adjust Unsecured Debt
 to Fair Value:
  Minority Investors                    6,805,356                  6,805,356
  Seven Fields (DEL),Inc.              33,216,732                 33,216,732

Accrued Estimated Cost
  of Liquidation                                       (760,000)    (760,000)

Adjust Other Assets and
  Liabilities to Fair
   Value                                                476,054      476,054

Reclassify Components
 of Shareholders'
  Deficiency to Net
   Assets in Liquidation $(3,484,392) $ 12,213,311 $ (8,728,919)           -

Net Assets In
  Liquidation            $         -  $          - $          -  $         -


                            See Notes To Financial Statements

                             SEVEN FIELDS DEVELOPMENT COMPANY
                                  STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED  OCTOBER 31, 2000 AND 1999

                                                 2000             1999
Cash Flows From Operating Activities
Net Income (Loss), prior to liquidation
  adjustments                                    $   1,996,573    $  (221,923)
Liquidation adjustments to net assets                 (283,946)
Provision for deferred income taxes                  1,284,232        811,897
Depreciation                                            73,698        116,535
Capitalized development costs incurred,
  at fair value                                     (2,867,661)    (1,523,036)
Capitalized house construction costs incurred      (10,084,800)    (7,625,223)
Cost of lots and houses sold                        12,491,048     11,267,391
Changes in other assets and liabilities:
  Other assets                                        (719,602)        14,256
  Other liabilities                                     50,218        480,243
  Accrued estimated liquidation expenses               760,000              -
   Net Cash Flows Provided By Operating
     Activities                                      2,699,760      3,320,140


Cash Flows From Investing Activities
Additions to property, buildings and equipment         (51,055)       (53,449)
Payments on notes receivable                           391,348        106,569
Sale of property, buildings, and equipment           1,805,128          4,166
 Total Cash Flows Provided By Investing
   Activities                                        2,145,421         57,286

Cash Flows From Financing Activities
Repayment of general unsecured debt                 (3,326,277)    (2,328,393)
Net repayments on credit lines                               -       (196,000)
Proceeds from borrowings                                     -         87,500
Repayment of loans payable                            (899,470)      (105,490)
  Total Cash Flows Used In
    Financing Activities                            (4,225,747)    (2,542,383)

Net Increase (Decrease) In Cash And
  Temporary Investments                                619,434        835,043
Cash And Temporary Investments,
  Beginning of Period                                1,250,011        414,968
Cash And Temporary Investments,
  End of Period                                  $   1,869,445  $   1,250,011
Interest Expense Included
  in Net Income Above                            $           -  $           -
Interest Paid And Included
  in Capitalized Development                                 -
    And House Construction Costs                         7,792         85,974
    Total Interest Paid                          $       7,792  $      85,974

Income Taxes Paid                                         NONE           NONE

Supplemental Schedule Of
  Non-Cash Investing And
    Financing Activities:
Liquidation adjustment to
  reduce general unsecured
    debt to fair value                           $ (40,022,088)
Liquidation adjustment to
  shareholders' deficiency                                   -
   to reflect fair value of net
     assets in liquidation                          40,022,088
                                                 $           -

                            See Notes To Financial Statements


  SEVEN FIELDS DEVELOPMENT COMPANY
  NOTES TO FINANCIAL STATEMENTS
  OCTOBER 31, 2000 AND 1999




   Note 1  Organization And Business

Merger And Restructuring
Seven Fields Development Company, a Pennsylvania Business Trust (the "Company"), is the successor by merger to Seven Fields Development Corporation (the "Corporation"), effective April 30, 1995. Use of the term "Company" hereinafter refers to Seven Fields Development Corporation from November 7, 1987 through April 30, 1995 and Seven Fields Development Company thereafter. In the merger agreement, the Company succeeded to all of the assets, liabilities and historical operations of the Corporation, and the Company is to continue the business of the Corporation, which ceased to exist as a separate corporate entity upon consummation of the merger.

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

Organization Structure, Management, And Objectives
The Company was formed for the purpose of merging with the Corporation and thereafter carrying on the business of the Corporation with the objective of maximizing the value of its assets and effecting a dissolution and complete liquidation of its business assets and affairs as soon as practicable. Such liquidation was expected to occur over an extended period of time, as its assets are sold and developed in a manner designed to maximize distributions to the Investors as defined below. As more fully described below, except for two remaining commercial parcels, with consummation of the sale of its remaining residential properties on January 2, 2001, the Company has developed and disposed of all of its operating assets at October 31, 2000.

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

Business And Operations
The Company's major activities prior to January 2, 2001, are the development of its undeveloped property located in Seven Fields Borough, Butler County, PA, and prior to November 1999, operation of the municipal water service in Seven Fields Borough. Prior to January 1998, the Company also rented townhouses located in Seven Fields Borough. Since 1987, the Company sold these townhouses (originally 237) as individual residences and in January 1998 sold the remaining 65 townhouses in a bulk sale. All of these activities focus on the single goal of maximizing the assets of the Company and ultimately distributing such assets to its Investors in complete liquidation at the earliest appropriate time.

                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



Note 1  Continued
Since the bankruptcy Reorganization in 1987, the Company has sold four rental properties, repaid five million dollars of debt other than Company Debt, and returned approximately $15 million to its Investors through debt repayments.

Prior to 1998 the Company was not actively acquiring additional property for development. In 1998 the Company committed to purchase 11 lots (for 35 building units) in Nevillewood, a southwest suburb of Pittsburgh, at a total cost of approximately $1.0 million. The Company is constructing single family homes and townhouses on these completed lots.

Liquidation Plan
Subsequent to the balance sheet date, on January 2, 2001 the company consummated the sale of all of its remaining residential properties at Seven Fields, Butler County, Pennsylvania and Nevillewood, Allegheny County, Pennsylvania to Hanna Holdings, Inc. ("HANNA").

Effective January 2, 2001, with the consummation of the sale of its residential real estate assets to HANNA, the Company ceased all operating activities.
All of its employees except certain officers and board members terminated their employment with the Company. All former employees of the Company at the time of this sale were offered employment with HANNA.

The above described sale of these remaining residential realty assets effectively concludes thirteen years of development, construction, and disposal followed by repayment of the Company's general unsecured debt with the proceeds of such sales.

With the conclusion of this sale the Company's principal assets consist of cash and temporary investments which it intends except for amounts required to be withheld for meeting its other liabilities and the estimated expenses of liquidation and dissolution, to distribute to the holders of its general unsecured debt, and two remaining commercial parcels that it expects to sell during 2001.

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

                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



Note 1  Continued
The Plan Of Reorganization And The Company Subsequent To November 7, 1987
The Plan transferred 100% ownership of the Debtors from the four former stockholders to the more than 2,600 Investors, merged the Debtors into the Company, removed the former shareholders from having involvement in the management or ownership of the reorganized company, and required the repayment in full all debt secured to the creditors on the same terms then in existence. The Plan also, despite assets with a market value far less than the obligation of the Company to the Investors, did not reduce the face amount of the Company's obligation to those Investors. The liability to the Investors, representing 95% of the Investors' claims, remained a general unsecured debt of the Company and the Company waived discharge of such debt. These non-discharged debts are subordinated to any existing liens and priorities and any future secured debt, and the claimant-creditor, his heirs, assigns or successors may not file suit or take any judgment, or undertake any collection activities.

The general, unsecured debt issued to the Investors bears no interest and is subordinate to existing and future secured debt of the Company. As indicated above, the Plan specified that this debt would be paid as soon as possible. Since the Company can now reasonably estimate total funds which will be available to distribute to the holders of its general unsecured debt, the Company has reduced its general unsecured debt by $40,022,088 to $10,196,967 in accordance with its adoption of the liquidation basis of accounting at October 31, 2000. Upon liquidation, payment of this general, unsecured debt ranks behind payment of existing and future secured debt of the Company but before payment to holders of Company Shares.

The restructuring effected in 1995, on a consolidated basis and at the parent company level, eliminated 83% of the debt outstanding to Investors through their exchange of their debt for common stock of Seven Fields (PA), Inc. Because of the requirement of retaining proportionality and the priority of the debt over Company shares, the debt prior to the adoption of the liquidation basis of accounting at October 31,2000, has remained unchanged at the Company level, although 83% of such debt is held by the Company's parent.

Note 2  Summary Of Significant Accounting Policies

Basis of Accounting
The financial statements for fiscal 1999 were prepared on the going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the imminency of complete liquidation, the Company adopted the liquidation basis of accounting effective October 31, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company seems imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable values and liabilities at estimated settlement amounts under liquidation basis accounting on October 31, 2000, the Company recorded the following adjustments (1) recorded estimated net profit from the sale of the remaining residential real estate to HANNA and the two remaining commercial parcels in the amount of $476,054,
(2) recorded the estimated cost of liquidation and dissolution in

                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



Note 2  Continued
the amount of $760,000, (3) recorded a net reduction in the Company's general unsecured debt of $40,022,088 to reflect the total residual amount of funds available for final partial repayment of such debt.

Additionally, during the fiscal years preceding the adoption of liquidation basis accounting, the Company has attempted to estimate and accrue for obligations related to its responsibilities to various governmental agencies and others relating to its activities as a developer and home builder.

Subsequent to October 31, 2000, on December 15, 2000, the Company repaid $2,328,393 of its general unsecured debt. It is the Company's management's intent to distribute substantially all of the proceeds from the HANNA transaction, except those amounts necessary to fund its obligations during the liquidation period, during the second quarter of 2001.

The amount and timing of any future debt repayments subsequent to the distribution of most of the HANNA proceeds will depend upon a variety of factors including, but not limited to the actual proceeds from the sale of the two remaining commercial parcels and any other net assets, the ultimate settlement amount of the Company's liabilities and obligations, and the actual costs incurred in connection with carrying out the plan of liquidation.

It is possible, that at some date before the liquidation plan has been completed that the Company will form a liquidating trust and the remaining net assets will be transferred to the trust so as to more efficiently facilitate the plan of liquidation. If such a liquidating trust is utilized any assets remaining at the conclusion of the liquidation plan would be distributed by the trust as a final payment on the balance of the general unsecured debt.

Reorganization

Merger And Basis Of Presentation
The 1995 merger qualifies as a tax-free reorganization and was accounted for in a manner similar to a pooling of interests. For comparative purposes, certain 1999 amounts have been reclassified to conform to the presentation adopted in 2000.

Reorganization On November 7, 1987
Although the Corporation was the successor in the merger of the four Debtors pursuant to the Plan, the Company was being treated for accounting purposes as if it were a newly created corporation at November 7, 1987. Most significantly, the assets upon reorganization have been stated at their appraised value instead of historical cost. Total assets of the Corporation at November 7, 1987 were $18,145,669, including fair market value of all real estate and horses in the amount of $16,792,582 and historical cost for all other assets of $1,353,087. Since total Investor balances exceeded $69,000,000 and other liabilities exceeded $5,000,000, the Company emerged from bankruptcy reorganization proceedings with a shareholders' deficiency of $54,812,544. Upon adoption of liquidation accounting on October 31, 2000, the liquidation adjustments have been recorded as adjustments to reduce the Pre-Reorganization Deficit at November 7, 1987.

                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



Note 2  Continued

Use Of Estimates
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and disclosure of contingencies. Actual results could differ from those estimates. The Company makes significant estimates related to common area development costs that it expects to incur in the future, and costs to complete specific subdivisions of lots from which lots are being sold. In recording the liquidation adjustments upon adoption of liquidation accounting on October
31, 2000, management also made significant estimates related to the disposition of the Company's remaining properties, the settlement amount of its liabilities and the costs to be incurred until dissolution.

Fixed Assets And Depreciation
Fixed assets are recorded at cost except for assets transferred to the Corporation pursuant to the Plan, which are recorded at appraised value as determined in the bankruptcy reorganization proceedings.

The carrying value of such assets is estimated to be not in excess of net realizable value. No accumulated depreciation was recorded as of the Corporation's reorganization on November 7, 1987, and the Company has used straight line and double declining balance depreciation methods utilizing the half year convention in the year of acquisition since bankruptcy reorganization. The Company has selected estimated useful lives for the assets received pursuant to the Plan that approximates the original estimated lives of personal property and the residual lives of the real property.

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

                  SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)

Note 2  Continued
Revenue is recognized upon settlement for houses that the Company constructs provided construction is substantially completed.

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

In accordance with regulations promulgated by the PUC, the Company is required to apply for permission from the PUC to establish, or change the rates it charges its customers, follow PUC accounting policies and procedures, and adhere to all other rules established by the PUC. The Company sold its water service assets to the Borough of Seven Fields on November 23, 1999.

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

Note 3  Real Estate Rental Activities
A summary of the historical cost of properties held for rent at Seven Fields that are included in property, buildings and equipment on the balance sheet and statement of net assets in liquidation is as follows. These properties include a commercial office building and a sales center.

                                                  October 31,
                                         2000                   1999

Land                                     $        -             $     484,756
Buildings                                         -                 1,294,345

     Total Rental Properties                      -                 1,779,101
          Accumulated Depreciation                -                  (122,744)

Total Rental Properties, Net             $        -             $   1,656,357

                              F-16

                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)

Note 3  Continued
During 1995 the Company completed construction of a two-story office building containing 9,434 square feet. The Company occupies 4,717 square feet and rented 4,717 square feet to the Borough of Seven Fields under terms of a five-year lease that expired July 31, 2000. The Borough was required to pay all utilities and 50% of the operating costs of the building. On November
23, 1999 the Company sold this office building to the Borough, and entered into a lease back agreement for the office space it requires for its operations. The Company's rent expense in 2000 was $74,669, including office rent of $66,390 and equipment rent of $8,279. Upon consummation of the HANNA agreement responsibility for the office lease was transferred to Hanna Holdings, Inc. The Company leases a real estate sales office that it constructed in 1998 under terms of a three year lease which expires January 21, 2001. The lease also contains two one-year renewal options at a rent adjusted for the change in the CPI and requires the Lessee to pay all utilities and maintenance of the property. The Company sold this real-estate sales office building to Howard Hanna Realty Services in April 2000 for $425,000 as part of its agreement for the disposition of the Company's remaining residential real estate assets.

Note 4  Mortgage Notes Receivable (Mortgage Assignments)
During fiscal 2000, the Company sold the remaining mortgage receivable related to the financing of townhouse sales.

The Company sold its 65 remaining townhouses in bulk in January 1998. As partial consideration, the Company accepted a mortgage note in the amount of $487,500 and was granted a second mortgage secured by the 65 townhouses sold. This mortgage note, which bore interest at 7.5% was repayable at the rate of $7,500 for each townhouse the mortgagor sells. During fiscal 2000 the mortgagor repaid this mortgage in full.

The Company charges operations with any credit loss it incurs on an individual loan basis, and losses because of market changes on an aggregate basis.
Market value is determined based on the current discount rates for mortgages of identical terms and interest rates. The Company held the following mortgage note and note assignment at October 31, 2000 and 1999:


                                    Bulk     Retail       Total
                                    Sale     Sale         2000       1999
Number of Mortgage Notes                                             2
Approximate Average Interest Rate                                    8.125%
Final Maturity Date                                                  2024
Face Amount of Mortgage Notes           -        -            -        550,410
Carrying Amount of Mortgage Notes
       (Market Value)               $   -    $   -        $   -      $ 391,348


                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)

Note 4  Continued

Reconciliation Of The Carrying Amounts of Notes

                                   Bulk       Retail      Total
                                   Sale       Sale        2000       1999
Beginning Balances                 $330,000   $  61,348   $391,348   $ 497,918

Payments Received                  (330,000)    (50,143)  (380,143)   (105,962)
Market Valuation Change
  and Realized
   Gains or (Losses)                      -     (11,205)   (11,205)       (608)
Ending Balance                   $        -   $       -    $     -   $ 391,348


Note 5  Commitments, Contingencies, Surety And Litigation
Litigation
The Company has concluded all litigation with the former majority shareholder of the Debtors as a result of a settlement that was finalized in November 1995.

Surety

The Company is continently liable under terms of maintenance and performance bonds totaling $183,461 to a commercial surety company. To date, the Company has successfully completed, to the extent possible, and to the satisfaction of the Borough and other governmental units, each of its previous subdivisions and other construction, and each of its prior bonds have been duly released.

Purchase Commitment

Nevillewood
During fiscal 1998 the Company entered into an agreement to purchase certain \ lots in the Nevillewood development for a total cost of approximately $1.0 million. During Fiscal 2000 the Company completed the purchase of required lots under this agreement.

Commitment and Contingencies Related to Cessation of  Operations
Under terms of its agreement to sell its remaining residential real estate assets to HANNA, HANNA will assume certain of the Company's development obligations to the Borough and homeowners. However, the Company will remain contingently liable on other obligations normally associated with the development and construction of real estate. The Company's management has estimated and accrued for all known activities required of it to fulfill its obligations. Additionally, the Company has numerous written and oral contracts in progress related to its development and house construction activities. These executory contracts are not assumed by HANNA under terms of its agreement, however, the Company's management believes these contracts will be continued by HANNA without exposure to the Company.

                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



Note 6  Notes Payable - Credit Lines
The Company utilizes a revolving credit line in the amount of $2,250,000 with National City Bank. Interest is payable monthly at the bank's prime rate plus 1/2%. The credit line is to be used for individual house construction in Seven Fields and Nevillewood in an amount not to exceed $1.5 million, and for townhouse construction at Nevillewood in an amount not to exceed $750,000 and is secured by the constructed homes for which the loan proceeds are used, and by the Company's remaining lots in its Northridge Manor Subdivision. The credit line matures June 1, 2002 and advances outstanding more than 12 months are to be repaid over a 48-month term. National City may call the notes outstanding on May 1 of each year, however, the Company is allowed 180 days to repay the balance in full. No balance was outstanding at October 31, 2000.

During fiscal 2000, the Company closed the other credit lines it had available to it because of its planned liquidation and dissolution.

Note 7  Mortgages Payable
On November 29, 1995, the Company granted PNC Bank a mortgage on its office building to secure a term loan in the amount of $750,000. This loan was repaid in full upon the sale of the office building to the Borough in November 1999.

The Company also granted National City Bank a $250,000 mortgage secured by its real estate sales office that had a net book value of $499,000. This loan was also repaid in full in April 2000 with the sale of the office building to HANNA.

The Company also granted mortgages totaling $55,000 on two lots it purchased at Nevillewood. These loans bear interest at Prime plus 1%, and are repayable upon sale of the lots upon which the Company is presently building homes. Aggregate maturities of debt are as follows at October 31, 2000:

                                  2001         $ 55,000
                                  2002                -
                                  2003                -
                                               $ 55,000

Note 8  Fair Value Of Financial Instruments
The following methods and assumptions were used to estimate the fair value of financial instruments at October 31, 2000:

Cash and temporary investments: The carrying amount reported in the statement of net assets in liquidation and the balance sheet for cash and temporary investments approximate fair value.

Accounts and notes receivable, deposits, and accounts payable: The carrying amounts of these assets and liabilities in the statement of net assets in liquidation and the balance sheet approximate fair value.

General unsecured debt - minority investors and general unsecured debt

                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)

Note 8  Continued
Seven Fields (DEL) Inc.: The carrying amount of general unsecured debt - minority investors at October 31, 1999 of $9,105,485 and general unsecured debt
- Seven Fields (DEL) Inc. of $44,439,847 is materially in excess the fair value of these financial instruments. As more fully described in Notes 1 and 11, the general unsecured debt is non-interest bearing, has no maturity date, and legal action by the debt holder to collect is precluded. Furthermore, since the Company emerged from bankruptcy proceedings in 1987, there have been no known sales of the debt in the open market. The amount of this debt which is ultimately repaid, and the timing of such repayment, is totally dependent upon the Company's success in developing its property and liquidating and distributing the proceeds from sales of its assets to the debt-holders. Consequently, this debt is more characteristic of an equity instrument having a preference upon liquidation, bears no interest or dividend rate, has no fixed cash stream, or maturity date. Because of these factors, it was not practicable to determine the fair value of the general unsecured debt at October 31, 1999.

During fiscal 2000, upon the sale by the Company of all of its commercial properties except two parcels and its agreement to sell its remaining residential real estate to HANNA, the Company's management has been able to reasonably estimate the funds that will be available for distribution to the holders of its general unsecured debt. Concurrently with the adoption of liquidation basis accounting the Company has recorded a total adjustment of $40,022,088 so as to reduce its general unsecured debt to minority investors to $1,734,094 and to Seven fields (DEL), Inc. to $8,462,873.

Notes Payable - Credit lines and mortgages payable: The carrying amounts of notes payable, credit lines and mortgages payable approximate fair value since interest rates of the mortgages and credit line notes approximate interest rates currently available to the Company on other debt instruments and the credit line interest rates are of a variable nature.

Note 9 Income Taxes
The Company recognized deferred tax assets of $4,080,000 on November 1, 1993, as a result of adopting Statement of Financial Accounting Standard (SFAS)
No. 109 "Accounting For Income Taxes".  The net deferred tax asset of
$4,080,000 was a result of higher tax basis of the Company's assets than the basis recognized for financial reporting purposes at the time of reorganization. Recognition of this deferred tax asset reduced the Shareholders' Deficit created at reorganization.

                SEVEN FIELDS DEVELOPMENT COMPANY
                  NOTES TO FINANCIAL STATEMENT
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)

Note 9  Continued

As of October 31, 2000, the Company has federal and state net operating loss carry forwards for tax purposes which, if not utilized, expire as follows:

October 31,      Federal                  State
2003             $   1,622,248
2004                 3,911,434
2005                 4,605,975
2006                   626,911
2007                   870,453
2008                 3,892,382
2009                 1,202,522            $     205,437
2010                 1,125,160
2011                   436,732
2012
2018                   795,935
2019                   732,581                        -

                 $  19,822,333            $     205,437

For Pennsylvania income tax purposes, net operating losses generated in fiscal 1996 and thereafter may be carried over for ten years.

Adoption of SFAS No. 109 permitted the Company to recognize deferred tax assets substantially equivalent to the estimated tax benefits to be derived from the excess of the tax basis of the Company's assets at reorganization over the asset amounts used for financial reporting purposes. The Company has also estimated the extent to which the deferred tax assets should be reduced by a valuation allowance so that the assets will not be carried in excess of estimated realizable value.

The net realizability of the deferred income tax assets is re-evaluated periodically. The deferred tax asset which the Company estimates will be realizable is calculated annually to be an amount not to exceed 7 times the average pre-tax income for the latest two fiscal years at the tax rates in effect at that time. The Company's ability to utilize its deferred tax assets is based on its ability to generate sufficient pre-tax income in the future prior to its complete liquidation, which is limited by the total property which the Company has available to develop in the future. In 2000 and 1999, the Company increased the deferred tax valuation allowance so as to reduce its net deferred tax assets to amounts which will not exceed utilization of such assets based on its property which remains to be sold.

At October 31, 2000, the significant components of the Company's deferred tax assets are as follows:

                                           Federal     State      Total
Tax over financial reporting basis of
  assets Originating at reorganization     $  395,316  $ 129,045  $    524,361

Net operating loss carry forwards
  resulting from the utilization of
    the higher tax basis of assets
      since reorganization                  6,739,593     20,523     6,760,116


                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



Note 9  Continued


                                            Federal     State      Total

Potential tax benefit at October 31, 2000   $ 7,134,909 $  149,568 $ 7,284,477

Valuation allowance
  Reduction for estimated
     Unutilized deferred tax assets         $ 7,134,909 $  149,568 $ 7,284,477

Net Deferred Tax Assets                     $         0 $        0 $         0

Significant components of the provision for income taxes are as follows:

                                             Year Ended October 31,
Deferred                                        2000        1999

     Federal                                    $   968,184 $   604,437
     State                                          316,048     207,460

          Provision For Income Taxes (Deferred) $ 1,284,232 $   811,897
Current

     Federal Alternative Minimum Tax            $     7,354

A reconciliation of income taxes with the amounts which would result from applying the US statutory rate follows:

                                                 Year Ended October 31,
                                                   2000         1999

Tax at U.S. Statutory Rate                       $1,117,974   $   200,591
U.S. Alternative Minimum Tax                          7,354
State Income Taxes Net of Federal Benefit           142,660        38,900
Increase in Valuation Allowance                      23,598       572,406
Provision For Income Taxes                       $1,291,586   $   811,897

Note 10  Temporary Investments
Temporary investments at October 31, 2000 and 1999 consist of $1,859,367 and $1,226,229 respectively, invested in PNC Bank's PNC Investment Short
Term Common Trust Fund.  The underlying securities which consist of US
Treasury and US Government Agency obligations and repurchase agreements relating to such obligations have average maturities of 20 to 60 days. The proceeds are deposited automatically to the Company's operating account as needed.
Cost and market value of temporary investments are identical to each other at October 31, 2000 and 1999.

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

                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)


Note 11  Continued

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

Upon adoption of liquidation accounting after the sale of substantially all of the Company's assets and the agreement to sell its remaining residential real estate to HANNA, the Company recorded a $40,022,088 adjustment to reduce the general unsecured debt to fair value of $10,196,967. Additionally, since net assets are insufficient to repay all of the general unsecured debt, total net assets in liquidation available for distribution to the trust shareholders' are zero.

                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)

Note 12 Capitalized Development Costs, House Construction Costs, PUC Regulated Water Costs And Property Held For Investment And Future Development

The Company has incurred substantial costs in continuing the development of certain of its property located at Seven Fields, Butler County, PA. The Company's development and house construction activities for the years ended October 31, 2000 and October 31, 1999 are summarized below for each of the areas of significant activity.

               THIS PAGE LEFT BLANK INTENTIONALLY

                          SEVEN FIELDS DEVELOPMENT COMPANY
                           NOTES TO FINANCIAL STATEMENTS
                             OCTOBER 31, 2000 AND 1999
                                   (CONTINUED)

Note 12 (Continued)
The following information summarizes development activities for 2000.

                           Sub-
                           stantially
                           Completed
                           Sub-
                           divisions   North    George-  North
                           South of    Ridge    towne    Ridge      Hawthorne
                           Route 228   Manor    Manor    Estates    Commons
                                                                    <CA>
Total Acres                125         17       15       129        24
Total Lots                 277         45       117      195        96
Unsold Lots                1           2        44       56         46

Balance October 31, 1999   $       -   $144,828 $646,687 $1,235,696 $1,610,367

1999 Costs Capitalized:
Reclassify Land Costs              -          -        -          -          -
Selling, Engineering &
  Supervision                      -     11,518   28,944     85,098     63,709
Excavation & Construction          -      5,406  185,208  1,453,360     18,556
Overhead Allocated                 -          -    9,600      9,600          -
Interest                           -          -        -        492          -
Total Accumulated Costs            -    161,752  870,439  2,784,246  1,692,632

Less Cost of Lots
  & Houses Sold                    -    119,350  231,288  1,305,272    609,266

Balance October 31,2000
  at Cost                    $     -   $ 42,402 $639,151 $1,478,974 $1,083,366

Adjustments to Fair Market
  Value to Reflect
   Liquidation Accounting                                    60,150
Balance October 31, 2000
 Adjusted To Fair Market
   Value                     $     -   $ 42,402 $639,151 $1,539,124 $1,083,366
Classification of Costs:
Capitalized Development
  Costs                      $     -   $ 42,402 $639,151 $1,539,124 $1,083,366
Capitalized House
  Construction Costs
Property Not Currently
  Under Development
Total Costs                  $     -   $ 42,402 $639,151 $1,539,124 $1,083,366

Commercial  Commercial
Parcels     Parcels
South of    North of    Unutilized  Water     Office
Route 228   Route 228   Parcels     Service   Buildings Houses     Total

47          22          90                -   6
12           8                   -        -          -
        -    2                   -        -          -

$192,981    $       -   $2,394,290 $381,773  $1,779,101 $3,583,992 $11,969,715

                           441,504 (441,504)
  31,144      102,151      116,138                         962,828   1,401,530
              122,035      122,248                       8,968,711  10,875,524
   4,000        8,000       14,400                         164,000     209,600
                                                             3,104       3,596
 228,125      673,690    2,205,572  381,773   1,779,101 13,682,635  24,459,965

 228,125      673,690      361,710  381,773   1,779,101  8,976,190  14,665,765
$      -    $       -   $1,843,862 $      -  $        -$ 4,706,445 $ 9,794,200

                           511,138                                     571,288

$      -    $       -   $2,355,000 $      -  $        -$ 4,706,445 $10,365,488

       -            -            -        -           -          -   3,304,043

                                                         4,706,445   4,706,445

                         2,355,000                                   2,355,000
$      -    $       -   $2,355,000 $      -  $        -$ 4,706,445 $10,365,488

                               F-26

                SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                          OCTOBER 31, 2000 AND 1999

                              (CONTINUED)

Note 12 (Continued)
The following information summarizes development activities for 1999.

                      Sub-
                      stantially
                      Completed
                      Sub-
                      divisions    North      George-   North
                      South of     Ridge      towne     Ridge      Hawthorne
                      Route 228    Manor      Manor     Estates    Commons

Total Acres           125          17         15        129        24
Total Lots            277          45         117       195        96
Unsold Lots           1             7         58        107        70

Balance October 31,
  1998                $76,082      $308,638   $414,107  $1,447,336 $1,952,089

1999 Costs
  Capitalized:
Reclassify Land
  Costs                                        178,310     661,386
Selling, Engineering
  & Supervision         3,023        14,941     56,858     146,745     59,877
Excavation &
  Construction           (500)        5,942    179,231     104,763        976
Overhead Allocated                               9,420       9,420      2,352
Interest                                         7,500      16,701
Total Accumulated
  Costs                78,605       329,521    845,426   2,386,351  2,015,294


Less Cost of Lots
  & Houses Sold        78,605       184,693    198,739   1,150,655    404,927

Balance October 31,
  1999                $     -      $144,828   $646,687  $1,235,696 $1,610,367


Classification of
  Costs:
Capitalized
  Development Costs   $     -      $144,828   $646,687  $1,235,696 $1,610,367
Capitalized House
  Construction
    Costs

Property Not
  Currently Under
    Development

Land And
  Buildings (Rental
    Properties)

Equipment And
  Furnishings (1)
                       $     -     $144,828   $646,687  $1,235,696 $1,610,367

(1) Equipment and
  Furnishings used
    in development
     and construction

Other Equipment and
  Furnishings

Total Equipment and
  Furnishings          $     -     $      -  $       -   $      -  $       -

Estimated additional
  costs to be Incurred
    in next five
      years:(000's)    2000        2001       2002        2003      2004
Land Development       $1,500      N/A        N/A         N/A       N/A
Building Construction   7,600       1,300     N/A         N/A       N/A
Total                  $9,100      $1,300     N/A         N/A       N/A

Commercial Commercial
Parcels    Parcels
South of   North of   Unutilized  Water    Office
Route 228  Route 228  Parcels     Service  Buildings  Houses      Total

47         22         90                   6
12         8          -           -        -
2          -          -           -        -

$303,053   $  794,357 $3,038,721  $361,883 $1,779,101 $ 3,606,597 $ 14,081,964


                        (839,696)                                           -
  11,072      150,294     43,940                          954,538    1,441,288
  (1,893)     526,258    137,189    19,890              6,475,814    7,447,670
   4,716        7,068     14,136                          132,000      179,112
                                                           62,871       87,072
 316,948    1,477,977  2,394,290   381,773  1,779,101  11,231,820   23,237,106

 123,967    1,477,977          -         -          -   7,647,828   11,267,391

$192,981   $        - $2,394,290  $381,773 $1,779,101  $3,583,992  $11,969,715



$192,981   $        - $        -  $      - $        -  $        -  $ 3,830,559

                                                        3,583,992    3,583,992

                       2,394,290                                     2,394,290

                                            1,779,101                1,779,101

                                   381,773                             381,773
$192,981   $        - $2,394,290  $381,773 $1,779,101  $3,583,992  $11,969,715


                                                                   $   381,773
                                                                       479,883
                                                                   $   861,656

                               SEVEN FIELDS DEVELOPMENT COMPANY
                                NOTES TO FINANCIAL STATEMENTS
                                    OCTOBER 31, 2000 AND 1999
                                         (CONTINUED)



Note 13  Business Segment Information

                      For The Year Ended October 31, (000's)

                          2000                             1999
                          Devel-                           Devel-
                          opment,                          opment,
                          Con-                             Con-
                Rental &  struction            Rental &    struction
                General   & PUC                General     & PUC
                Oper-     Activities Total     Operations  Activities Total
                ations

Gross Operating
  Revenue       $   115   $ 18,680   $ 18,795  $   134     $ 13,185   $ 13,319

Costs &
Operating
Expenses             22     15,500     15,522      107       12,594     12,701

Depreciation
Expense              19         55         74       33           84        117

Operating
  Income (Loss)      74      3,125      3,199       (6)         507        501

Total
  Identifiable
    Assets        2,058     11,213     13,271     3,615      11,359     14,974

Capital
  Expenditures   $    0    $    51    $    51    $    -     $    53    $    53


Note 14  Operating Leases
At the time the Company sold its office building to the Borough of Seven Fields, it entered into a lease to lease back the office and maintenance space it requires for its operations.

This lease is for a three-year term with annual rent of $71,244 for each of the years in the three-year period ending November 23, 2002 and the Company prepaid its entire obligation under this lease in the amount of $213,732. During 2000 the Company incurred office rent expense of $66,390 and $8,279 for equipment rent.

As a part of the agreement that the Company entered into with HANNA for the sale of its remaining residential properties, the Company will be reimbursed for any unexpired amount of this prepaid rent.

Note 15  Subsequent Events
On January 2, 2001, the Company sold all of its remaining residential real estate to Hanna Holdings, Inc. for $6,781,729, and in December 2000 sold its 40 acre undeveloped parcel to HANNA for $580,000. The impact of this transaction is reflected in the Company's statement of net assets in liquidation as a result of the Company's adoption of liquidation accounting at October
31, 2000. Previously, in April 2000, also as part of the HANNA agreement the Company sold its real estate sales office for $425,000.

As a result of this transaction with HANNA, the Company, with the exception of two commercial parcels, sold all of its operating asses. It is the Company's management's intent to sell these remaining parcels, complete its remaining business affairs, make final distributions to its debt holders and dissolve the trust as soon as practicable.

Note 16  Concentration Of Credit Risks
The Company's customers are the general public for the sale of its lots and houses and small businesses for the purchase of its commercial properties. The Company historically has provided only minimal credit in these transactions and therefore has minimal credit exposure.

                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                   OCTOBER 31, 2000 AND 1999
                          (CONTINUED)



Note 16  Continued
From time to time the Company maintains cash deposits with its principal bank in excess of the FDIC insured limits.


Note 17  Environmental Matters
The Company knows of no environmental risks associated with its properties and operations.


Note 18  Related Party Transactions
Several of the directors of Seven Fields PA provided the Company with certain legal and professional services and were paid amounts totaling less than $10,000 in 1999 and 2000. One of the Directors of Seven Fields PA has also purchased six of its Georgetown Manor Townhouses at established prices subsequent to October 31, 2000.