Form 10QSB
period 2001-01-31
SEVEN FIELDS DEVELOPMENT CO
filed 2001-03-14
CIK 931405

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      For the quarterly period ended January 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the transition period from ........... to ...........

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

  Yes  XX            No ____


                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         As of January 31, 2001 there were 3,484,392 shares of the issuer's $1.00 par value common stock outstanding.


Transitional Small Business Disclosure Format
  Yes ____           No  XX

SEVEN FIELDS DEVELOPMENT COMPANY

                                Form 10-QSB


The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item I  -  Financial Statements

                      SEVEN FIELDS DEVELOPMENT COMPANY
                  STATEMENT OF NET ASSETS IN LIQUIDATION
                AS OF JANUARY 31, 2001 AND OCTOBER 31, 2000

                                 ASSETS

                                            January 31,     October 31,
                                                2001            2000
Cash                                      $     79,776     $     10,078
Temporary investments                        7,667,938        1,859,367
  Total Cash & Temporary Investments      $  7,747,714     $  1,869,445

Accounts and notes receivable, net of
  allowances of $12,268                         26,365          641,426
Capitalized development costs                                 3,304,043
Capitalized house construction costs,                         4,706,445
Prepaid expenses and deposits                                   259,709
Property not currently under development     2,073,207        2,355,000


Property, Buildings &
  Equipment

Equipment and furnishings                                  $   459,573
Accumulated Depreciation                                      (324,290)


  Total Property, Buildings and
    Equipment, Net of Accumulated
      Depreciation                                         $   135,283



      Total Assets                       $   9,847,286     $13,271,351




                    See Notes To Financial Statements

                     SEVEN FIELDS DEVELOPMENT COMPANY
                  STATEMENT OF NET ASSETS IN LIQUIDATION
                AS OF JANUARY 31, 2001 AND OCTOBER 31, 2000

                LIABILITIES AND NET ASSETS IN LIQUIDATION


                                              January 31,    October 31,
                                                  2001          2000
Accrued estimated cost of liquidation     $     760,000    $    760,000
Accounts payable and accrued expenses            99,800         392,937
Accrued estimated costs related to
  developed lots and buildings sold           1,118,913       1,599,719
Mortgages payable                                                55,000
Customer deposits and advances                                  266,728
General unsecured subordinated debt -
  minority investors                          1,337,870       1,734,094
General unsecured debt - Seven Fields
 (DEL), Inc.                                  6,530,703       8,462,873



    Total Liabilities                     $   9,847,286    $ 13,271,351

  Net Assets in Liquidation               $           0    $          0



                    See Notes To Financial Statements

                     SEVEN FIELDS DEVELOPMENT COMPANY
               STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                FOR THE THREE MONTHS ENDED JANUARY 31, 2000

Gross Revenue
Rental income                              $     16,298
Fees & other operating income                     1,013
Water revenue                                     6,259
Developed lot and house sales                 3,189,327
Sale of water assets & office building        2,700,000

                                           $  5,912,897
Costs & Expenses
Cost of Developed Lots &
  Houses Sold                              $  2,815,817

Cost of Water Assets &
  Office Building Sold                    $  1,312,164

Other Operating Expenses*                  $    115,146

General & Administrative Expenses*         $    279,241

Depreciation Expense                       $     28,650

     Operating Income                      $  1,361,879


Interest Expense*
Interest Income                            $     30,425

Income Before Provision for Income Taxes   $  1,392,304

Provision for Income Taxes                 $    499,912

Net Income                                 $    892,392

Net Income Per Share,
  Basic and Fully Diluted                       .26

Weighted Average Number of Shares             3,484,392


* See details on following page.


                 See Notes To Financial Statements


                      SEVEN FIELDS DEVELOPMENT COMPANY
               STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                   DETAILS OF OTHER OPERATING EXPENSES,
         GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
                FOR THE THREE MONTHS ENDED JANUARY 31, 2000


Other Operating Expenses
Payroll, payroll taxes and benefits         $    169,270
Repairs & maintenance                             42,107
Utilities                                          9,221
Insurance                                         25,050
Property taxes                                     3,515
Other operating supplies & services               14,510

Total Other Operating Expenses              $    263,673

  Less Costs Capitalized To
    Development and House Construction          (148,527)

      Net Operating Expenses                $    115,146


General And Administrative Expenses
Payroll, payroll taxes and benefits         $    132,897
Professional fees                                 60,657
Other general and administrative
  expenses                                        97,687
Total General and Administrative
  Expenses                                  $    291,241

  Less Costs Capitalized To
    Development and Construction                 (12,000)

  Net General and Administrative
      Expenses                              $    279,241


Interest Expense
  Total Interest Expense                    $      6,592

  Less Interest Capitalized to
    Development and House
    Construction                                  (6,592)

  Net Interest Expense                      $          0


                    See Notes To Financial Statements


                     SEVEN FIELDS DEVELOPMENT COMPANY
             STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
             FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2001


Net Assets in Liquidation, October 31, 2000            $             0

Capitalized development & house construction
 costs incurred                                              1,317,325

Cost of lots and houses sold                                (9,609,606)

Payments on accounts receivable                               (615,061)

Cost of equipment, furnishings & prepaid items sold           (394,992)

Transfer of liabilities & customer deposits                    747,534

Payoff of remaining mortgage                                    55,000

Normal changes in accounts payable & accrued expenses          293,137

Increase in cash & temporary investments                     5,878,269

Distribution to general unsecured debtholders                2,328,394

Net Assets in Liquidation, January 31, 2001            $             0


                    See Notes to Financial Statements

          SEVEN FIELDS DEVELOPMENT (PA), INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JANUARY 31, 2000


Cash Flows From Operating Activities:
Net income                                   $   892,392
Provision for deferred income taxes              499,912
Depreciation                                      28,650
Capitalized development costs incurred          (799,456)
Capitalized house construction
 costs incurred                               (2,226,855)
Cost of lots & houses sold                     2,728,189
Changes in other assets & liabilities:
 Other assets                                   (286,393)
 Other liabilities                              (250,653)
Net Cash Flows Provided By
  Operating Activities                       $   585,786

Cash Flows From Investing Activities:
Additions to property, buildings and
 equipment
Payments on notes receivable                 $    30,205
Sale of property, buildings & equipment        1,303,163
Total Cash Flows Provided By
  Investing Activities                       $ 1,333,368

Cash Flows From Financing Activities:
Repayment of general unsecured debt          $  (997,884)
Proceeds from borrowings
  Repayment of loans payable                    (634,645)
Total Cash Flows Used In
  Financing Activities                       $(1,632,529)

Net Increase in Cash and
 Temporary Investments                       $   286,625
Cash & Temporary Investments,
 Beginning of Period                         $ 1,250,011
Cash & Temporary Investments,
 End of Period                               $ 1,536,636

Interest Paid & Included in Capitalized
 Development & House Construction Costs      $     6,592

Total Interest Paid                          $     6,592

Income Taxes Paid                            None


                    See Notes to Financial Statements


                      SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2001

Basis of Presentation

The financial statements included herein have been prepared by the Registrant, without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects adjustments comprising normal recurring accruals which in the opinion of the Registrant are necessary for the fair statement of the results for the periods indicated. This financial information should be read in conjunction with financial statements and notes thereto included in the Registrant's Annual Report for the two years in the period ended October 31, 2000.

For comparative purposes certain 2000 amounts have been reclassified to conform to the presentation adopted in 2001.

Note 1 Organization And Business

Organization Structure, Management, And Objectives

Seven Fields Development Company ("The Company") was formed for the purpose of merging with Seven Fields Development Corporation ("the Corporation") which was the surviving entity to a bankruptcy reorganization effective November 7, 1987 and thereafter carrying on the business of the Corporation with the objective of maximizing the value of its assets and effecting a dissolution and complete liquidation of its business assets and affairs as soon as practicable. Such liquidation was expected to occur over an extended period of time, as its assets are sold and developed in a manner designed to maximize distributions to the Investors as defined below. As more fully described below, except for two remaining commercial parcels, with consummation of the sale of its remaining residential properties on January
2, 2001, the Company has developed and disposed of all of its operating assets at October 31, 2000.

The sole trustee of the Company is Seven Fields Management, Inc. which is also a wholly owned subsidiary of Seven fields PA. The directors and officers of Seven Fields Management, Inc., are the same persons who were the directors and officers of the Corporation. The executive officers of the Company are the same persons who were the executive officers of the Corporation.

The Company as survivor of the merger, remains subject to the Bankruptcy Plan under which the Corporation commenced operations on November 7, 1987, as is more fully described below.

Business And Operations

The Company's major activities prior to January 2, 2001 were the development of its undeveloped property located in Seven Fields Borough, Butler County, PA, and prior to November 1999 the operation of the municipal water service in Seven Fields Borough. Prior to January 1998, the Company also rented townhouses located in Seven Fields Borough. Since 1987, the Company sold these townhouses as individual residences and in January 1998 sold the remaining 65 townhouses in a bulk sale. All of these activities focus on the single goal of maximizing the assets of the Company and ultimately distributing such assets to its Investors in complete liquidation at the earliest appropriate time.

                    SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2001

Note 1 Continued

Since the bankruptcy Reorganization in 1987, the Company has sold four rental properties, repaid five million dollars of debt other than Company Debt, and returned approximately $17.5 million to its Investors through debt repayments.

Liquidation Plan

On January 2, 2001 the Company consummated the sale of all of its remaining residential properties at Seven Fields, Butler County, Pennsylvania and Nevillewood, Allegheny County, Pennsylvania to Hanna Holdings, Inc. (HANNA).

Effective January 2, 2001, with the consummation of the sale of its residential real estate assets to HANNA, the Company ceased all operating activities. All of its employees except certain officers and board members terminated their employment with the Company. All former employees of the Company were offered employment with HANNA at the time of this sale.

The above described sale of these remaining residential realty assets effectively concludes thirteen years of development, construction, and disposal followed by repayment to the Company's debtholders and shareholders with the proceeds of such sales.

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

The Plan Of Reorganization And The Company Subsequent to November 7, 1987

The Plan on November 7, 1987, transferred 100% ownership of the Debtors from the four former stockholders to the more than 2,600 Investors, merged the Debtors into the Company, removed the former shareholders from having involvement in the management or ownership of the reorganized company, and required the repayment in full of all debt secured to the creditors on the same terms than in existence. The Plan also, despite assets with a fair market value far less than the obligation of the Company to the Investors, did not reduce the face amount of the Company's obligation to those Investors. The liability to the Investors, representing 95% of the Investors' claims, remained a general unsecured debt of the Company and the Company waived discharge of such debt. These non-discharged debts are subordinated to any existing liens and priorities and any future secured debt, and the claimant-creditor, his heirs, assigns or successors, may not file suit or take any judgement, or undertake any collection activities.

The general, unsecured debt issued to the Investors bears no interest and is subordinate to existing and future secured debt of the Company. As indicated above, the Plan specified that this debt would be paid as soon as possible. Since, at October 31, 2000, the Company could reasonably estimate total funds which will be available to distribute to the holders of its general unsecured debt, the Company has reduced its general unsecured debt by $40,022,088 to $10,196,967 in accordance with its adoption of the liquidation basis of accounting at October 31, 2000. Upon liquidation, payment of this general, unsecured debt

                    SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2001


Note 1 Continued

ranks behind payment of existing and future secured debt of the Company but before payment to holders of Company Shares.

The restructuring effected in 1995, on a consolidated basis and at the parent company level, eliminated 83% of the debt outstanding to Investors through their exchange of their debt for common stock of Seven Fields (PA), Inc.

Because of the requirement of retaining proportionality and the priority of the debt over Company shares, the debt prior to the adoption of the liquidation basis of accounting at October 31, 2000, has remained unchanged at the Company level, although 83% of such debt is held by the Company's parent.


Note 2 Summary of Significant Accounting Policies

As a result of the imminency of complete liquidation, the Company adopted the liquidation basis of accounting effective October 31, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company seems imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable values and liabilities at estimated settlement amounts under liquidation basis accounting on October 31, 2000, the Company recorded the following adjustments (1) recorded estimated net profit from the sale of the remaining residential real estate to HANNA and the two remaining commercial parcels in the amount of $476,054, (2) recorded the estimated cost of liquidation and dissolution in the amount of $760,000, (3) recorded a net reduction in the Company's general unsecured debt of $40,022,088 to reflect the total residual amount of funds available for final repayment of such debt.

Additionally, during the fiscal years preceding the adoption of liquidation basis accounting, the Company has attempted to estimate and accrue for obligations related to its responsibilities to various governmental agencies and others relating to its activities as a developer and home builder.

On December 15, 2000, the Company distributed $2,328,393 to debtholders and shareholders. It is the Company's intent to distribute substantially all of the proceeds from the HANNA transaction, except those amounts necessary to fund its obligations during the liquidation period, during the second quarter of 2001.

The amount and timing of any future distributions on the debt subsequent to the distribution of most of the HANNA proceeds will depend upon a variety of factors including, but not limited to the actual proceeds from the sale of the two remaining commercial parcels and any other net assets, the ultimate settlement amount of the Company's liabilities and obligations, and the actual costs incurred in connection with carrying out the plan of liquidation.

                    SEVEN FIELDS DEVELOPMENT COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JANUARY 31, 2001

Note 2 Continued

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

Use of Estimates

The presentation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and disclosures of contingencies. Actual results could differ from those estimates. The Company makes significant estimates related to common area development costs that it expects to incur in the future, and costs to complete specific subdivision of lots from which lots are being sold. In recording the liquidation adjustments upon adoption of liquidation accounting at October 31, 2000, the Company's management made significant estimates related to the disposition of the Company's remaining properties, settlements of its liabilities and the costs to be incurred upon dissolution.

Financial Condition

Pursuant to an agreement signed in December, 1999, the sale to Hanna Holdings, Inc. occurred on January 2, 2001, generating gross proceeds of nearly $6.8 million. Assets sold included the remaining residential developed lots for nearly $2.9 million, completed and under construction dwelling units at Seven Fields and Nevillewood for almost $3.6 million, and home construction equipment, plans, and prepaid expenses for nearly $300,000. The Company paid Hanna Holdings, Inc. over $449,000 for future development liabilities associated with the lots purchased and forwarded almost $182,000 for customer deposits on lot and house agreements. Additionally, selling costs associated with the transaction were over $67,000. Therefore, net cash available from the transaction was approximately $6.1 million.

Pursuant to the same agreement a 40 acre undeveloped parcel south of Route 228 was sold to Hanna Holdings, Inc. in December, 2000 for $580,000 and a real estate sales center building was sold in the prior fiscal year of $425,000.

In December, 2000, the Company repaid over $2.3 million of general unsecured debt and subsequent to the first quarter of 2001, in February 2001, the Company repaid an additional $5.3 million.

Part II - Item 1     Legal Proceedings

None.

OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended January 31, 2001.




                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Seven Fields Development Company



Date: March 14, 2001       By:PAUL VOYTIK, PRESIDENT
                              Paul Voytik, President



Date: March 14, 2001       By:LYNN HOFFMAN-KYLE, CHIEF FINANCIAL OFFICER
                              Lynn Hoffman-Kyle, Chief Financial Officer