Form 10QSB
period 2001-04-30
SEVEN FIELDS DEVELOPMENT CO
filed 2001-06-18
CIK 931405

U.S. SECURITIES AND EXCHANGE COMMISSION
                                         Washington, DC  20549

                                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
                                    EXCHANGE ACT OF 1934
                     For the quarterly period ended April 30, 2001.

13:    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

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

  Yes  XX            No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  As of April 30, 2001 there were 3,484,392 shares of the issuer's $1.00 par value common stock outstanding.

Transitional Small Business Disclosure Format
  Yes ____           No  XX

               SEVEN FIELDS DEVELOPMENT COMPANY
                          Form 10-QSB


The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item I  -  Financial Statements

                      SEVEN FIELDS DEVELOPMENT COMPANY
                  STATEMENT OF NET ASSETS IN LIQUIDATION
                AS OF APRIL 30, 2001 AND OCTOBER 31, 2000

                                 ASSETS
72:


                                                                            2001                           2000
Cash                                                                   $     28,926                $    10,078
Temporary investments                                    2,133,762                 1,859,367
Total Cash & Temporary Investments       $  2,162,688              $ 1,869,445

Accounts and notes receivable, net
   of allowances of $12,268                                    21,372                     641,426
Capitalized development costs                                                           3,304,043
Capitalized house construction costs                                                4,706,445
Prepaid expenses and deposits                                                            259,709
Property not currently under
   development                                                       2,075,027               2,355,000

Property, Buildings &
  Equipment

Equipment and furnishings                                                                $   459,573
Accumulated Depreciation                                                                      (324,290)

  Total Property, Buildings and
    Equipment, Net of Accumulated
      Depreciation                                                                                     $   135,283


      Total Assets                                                        $  4,259,087     $13,271,351

[FN]






                    See Notes To Financial Statements
111:
                      SEVEN FIELDS DEVELOPMENT COMPANY
           STATEMENT OF NET ASSETS IN LIQUIDATION
          AS OF APRIL 30, 2001 AND OCTOBER 31, 2000

                LIABILITIES AND NET ASSETS IN LIQUIDATION
116:
                                                                                               2001                  2000
Accrued estimated cost of liquidation                            $  760,000       $  760,000
Accounts payable and accrued expenses                         111,934           392,937
Accrued estimated costs related to
  developed lots and buildings sold                                    840,619       1,599,719
Mortgages payable                                                                                             55,000
Customer deposits and advances                                                               266,728
General unsecured subordinated debt -
  minority investors                                                                   432,215      1,734,094
General unsecured debt - Seven Fields
 (DEL), Inc.                                                                              2,114,319     8,462,873



    Total Liabilities                                                                $ 4,259,087  $ 13,271,351

  Net Assets in Liquidation                                                $         0          $          0

[FN]










                    See Notes To Financial Statements

                                  SEVEN FIELDS DEVELOPMENT COMPANY
               STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                  FOR THE THREE MONTHS ENDED APRIL 30, 2000

                                                  2000
        Gross Revenue
Rental income                                            $    14,500
Fees & other operating income                       6,967
Water revenue                                                            0
Developed lot and house sales              1,911,703

                                                                   $ 1,933,170

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                                           $ 1,718,673

Cost of Water Assets &
  Office Building Sold                                 $    11,205

Other Operating Expenses*                    $    92,878

General & Administrative Expenses*     $   239,683

Depreciation Expense                              $    16,597

     Operating Income                                 $  (145,866)

Interest Expense*                                          (16)
Interest Income                                          $    16,789

Loss Before Provision
   for Income Taxes                                    $  (129,093)

Provision for Income Taxes                     $    (5,376)

Net Loss                                                      $  (134,469)

Net Loss Per Share,
  Basic and Fully Diluted                           (.04)

Weighted Average Number of Shares      3,484,392

         [FN]
* See details on following page.

               See Notes To Financial Statements

                SEVEN FIELDS DEVELOPMENT COMPANY
         STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
              DETAILS OF OTHER OPERATING EXPENSES,
200: GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
           FOR THE THREE MONTHS ENDED APRIL 30, 2000
202:
                                                                     2000
Other Operating Expenses
Payroll, payroll taxes and benefits         $    155,458
Repairs & maintenance                                   50,067
Utilities                                                                  5,240
Insurance                                                           25,050
Property taxes                                                      2,700
Other operating supplies & services            14,121

Total Other Operating Expenses           $    252,636

Less Costs Capitalized To
Development and House Construction    (159,758)

      Net Operating Expenses                    $     92,878

General And Administrative Expenses
Payroll, payroll taxes and benefits         $    105,247
Professional fees                                              32,978
Other general and administrative
  expenses                                                        113,458
Total General and Administrative
  Expenses                                                  $    251,683

Less Expenses Capitalized To
    Development and Construction                (12,000)
Net General and Administrative
      Expenses                                             $    239,683

Interest Expense
  Total Interest Expense                             $      1,216

  Less Interest Capitalized to
    Development and House
    Construction                                                   (1,200)

  Net Interest Expense                                  $         16

                See Notes To Financial Statements

         SEVEN FIELDS DEVELOPMENT COMPANY
244:   STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
       FOR THE SIX MONTHS ENDED APRIL 30, 2000
246:

                                                                         2000
256:
Gross Revenue
Rental income                                              $    30,798
Fees & other operating income                         7,980
Water revenue                                                       6,259
Developed lot and house sales                 5,101,030
Sale of water assets & Office building      2,700,000

                                                                       $ 7,846,067

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                                              $ 4,534,490

Cost of Office Building, Water
 Company & Mortgage Sold                       $ 1,323,369

Other Operating Expenses*                        $   208,024

General & Administrative Expenses*        $   518,924

Depreciation Expense                                  $     45,247

     Operating Income                                   $ 1,216,013

Interest Expense*                                           (16)
Interest Income                                             $     47,214

Income Before Provision
   for Income Taxes                                        $1,263,211

Provision for Income Taxes                         $   505,288

Net Income                                                     $   757,923

Net Income Per Share,
  Basic and Fully Diluted                                   .22

Weighted Average Number of Shares         3,484,392
295:

* See details on following page.

               See Notes To Financial Statements

                SEVEN FIELDS DEVELOPMENT COMPANY
         STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
              DETAILS OF OTHER OPERATING EXPENSES,
294: GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
            FOR THE SIX MONTHS ENDED APRIL 30, 2000
296:

                                                                                     2000
309:
Other Operating Expenses
Payroll, payroll taxes and benefits                         $    324,728
Repairs & maintenance                                                   92,174
Utilities                                                                                 14,461
Insurance                                                                            50,100
Property taxes                                                                       6,215
Other operating supplies & services                             28,631

Total Other Operating Expenses                           $    516,309

  Less Expenses Capitalized To
    Development and House Construction                (308,285)

      Net Other Operating Expenses                        $    208,024

General And Administrative Expenses
Payroll, payroll taxes and benefits                         $    238,144
Professional fees                                                              93,635
Other general and administrative
  expenses                                                                        211,145

Total General and Administrative
  Expenses                                                                  $    542,924

Less Expenses Capitalized To
    Development and Construction                                 (24,000)
Net General and Administrative
      Expenses                                                              $    518,924

Interest Expense
  Total Interest Expense                                            $        7,808

  Less Interest Capitalized to
    Development and House
    Construction                                                                    (7,792)

  Net Interest Expense                                               $         16
335:

                See Notes To Financial Statements
337:
              SEVEN FIELDS DEVELOPMENT COMPANY
         STATEMENT OF RETAINED EARNINGS
   FOR THE SIX MONTHS ENDED APRIL 30, 2000

Retained earnings - beginning                $   7,016,292

Net income for the six month period                757,923

Retained earnings - ending                      $   7,774,215



































                     SEVEN FIELDS DEVELOPMENT COMPANY
             STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
         FOR THE THREE AND SIX MONTH PERIOD ENDED APRIL 30, 2001


                                                                  Three             Six
                                                                  Months          Months

405:
Net Assets in Liquidation,
  Beginning Balance                             $        0            $               0

Capitalized development & house
  construction costs incurred                 1,820              1,319,145

Cost of lots and houses sold                                       (9,609,606)

Payments on accounts receivable      (4,993)               (620,054)

Cost of equipment, furnishings
  and prepaid items sold                                                   (394,992)

Transfer & reduction of liabilities
         and  customer deposits              278,294              1,025,828

Payoff of remaining mortgage                                               55,000

Normal changes in accounts
   payable and accrued expenses        (12,134)               281,003

Decrease in cash & temporary
         investments                                (5,585,026)              293,243

Distribution to general unsecured
  debtholders                                         5,322,039            7,650,433

Net Assets in Liquidation,
  April 30, 2001                                     $         0                 $        0
435:






                  See Notes to Financial Statements

                   SEVEN FIELDS DEVELOPMENT COMPANY
             CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED APRIL 30, 2000
448:
449:
Cash Flows From Operating Activities:
Net income                                                                $   757,923
Provision for deferred income taxes                          505,288
Depreciation                                                                     45,247
Capitalized development costs incurred             (1,122,273)
Capitalized house construction
 costs incurred                                                          (4,234,802)
Cost of lots & houses sold                                      4,394,219
Changes in other assets & liabilities:
 Other assets                                                                (306,469)
 Other liabilities                                                            (175,898)
Net Cash Flows Used In
  Operating Activities                                                $  (136,765)

Cash Flows From Investing Activities:
Additions to property, buildings and
 equipment                                                                  $   (50,207)
Payments on notes receivable                                    121,348
Sale of property, buildings & equipment                1,306,157
Total Cash Flows Provided By
  Investing Activities                                                 $ 1,377,298

Cash Flows From Financing Activities:
Repayment of general unsecured debt               $  (997,884)
Repayment of loans payable                                      (866,970)
Total Cash Flows Used In
  Financing Activities                                                $(1,864,854)

Net Decrease in Cash and
 Temporary Investments                                           $  (624,321)
Cash & Temporary Investments,
 Beginning of Period                                                  $ 1,250,011
Cash & Temporary Investments,
 End of Period                                                               $   625,690

Interest Expense Included in
 Net Income Above                                                      $        16
Interest Paid & Included in Capitalized
 Development & House Construction Costs          $     1,200
Total Interest Paid                                                        $     1,216
474:
491:

               See Notes to Financial Statements
476:
                  SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2001

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

                    SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2001

Note One (Continued)

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

Since the bankruptcy Reorganization in 1987, the Company has sold four rental properties, repaid five million dollars of debt other than Company Debt, and returned approximately $24 million to its Investors through debt repayments.

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

The above described sale of these remaining residential realty assets effectively concludes thirteen years of development,




                    SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2001

Note One (Continued)

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

The Plan Of Reorganization & The Company Subsequent to November 7, 1987

The Plan on November 7, 1987, transferred 100% ownership of the Debtors from the four former stockholders to the more than 2,600 Investors, merged the Debtors into the Company, removed the former shareholders from having involvement in the management or ownership of the reorganized company, and required the repayment in full of all debt secured to the creditors on the same terms then in existence. The Plan also, despite assets with a fair market value far less than the obligation of the Company to the Investors, did not reduce the face amount of the Company's obligation to those Investors. The liability to the Investors, representing 95% of the Investors' claims, remained a general unsecured debt of the Company and the Company waived discharge of such debt. These non-discharged debts are subordinated to any existing liens and priorities and any future secured debt, and the claimant-creditor, his heirs, assigns or successors, may not file suit or take any judgement, or undertake any collection activities.

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



                    SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2001



Note One (Continued)

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





                      SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2001

Note Two (Continued)

Additionally, during the fiscal years preceding the adoption of liquidation basis accounting, the Company has attempted to estimate and accrue for obligations related to its responsibilities to various governmental agencies and others relating to its activities as a developer and home builder.

On December 15, 2000, the Company distributed $2,328,393 to debtholders and on February 9, 2001, an additional $5,322,040 was distributed. The latter amount represents substantially all of the proceeds from the HANNA transaction, except those amounts necessary to fund the Company's obligations during the liquidation period.

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

Use of Estimates

The presentation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and disclosures of contingencies. Actual results could differ from those estimates. The Company makes significant estimates related to common area development costs that it expects to incur in the future, and costs to complete specific subdivision of lots from which lots are being sold. In recording the liquidation adjustments upon adoption of liquidation accounting at October 31, 2000, the







                    SEVEN FIELDS DEVELOPMENT COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED APRIL 30, 2001


Note Two (Continued)

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

In December, 2000, the Company repaid over $2.3 million of general unsecured debt and in February 2001, the Company repaid an additional $5.3 million.

Part II - Item 1     Legal Proceedings

None.











OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended April 30, 2001.




                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Seven Fields Development Company


Date: June 11, 2001

By:  PAUL VOYTIK, PRESIDENT
   Paul Voytik, President



Date: June 11, 2001

By: LYNN HOFFMAN-KYLE, CHIEF FINANCIAL OFFICER
   Lynn Hoffman-Kyle, Chief Financial Officer


