Form 10QSB
period 2001-07-31
SEVEN FIELDS DEVELOPMENT CO
filed 2001-09-13
CIK 931405

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
              For the quarterly period ended July 31, 2001

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of July 31, 2001 there were 3,484,392 shares of the issuer's beneficial interests outstanding

         Transitional Small Business Disclosure Format
                    Yes ____           No  XX


                SEVEN FIELDS DEVELOPMENT COMPANY
                          Form 10-QSB
        FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000


PART I  -  Financial Information



The following financial information is provided in response to Items 1 and 2 of Form 10-QSB.

Item 1  -  Financial Statements

                SEVEN FIELDS DEVELOPMENT COMPANY
            STATEMENTS OF NET ASSETS IN LIQUIDATION
            AS OF JULY 31, 2001 AND OCTOBER 31, 2000

                             ASSETS


                                   2001            2000


Cash                               $     66,408    $      10,078
Temporary investments                 1,880,220        1,859,367
  Total Cash &
    Temporary Investments          $  1,946,628    $   1,869,445

Accounts & notes receivable,
  net of allowances of $12,268           14,171          641,426
Capitalized development costs                          3,304,043
Capitalized house construction costs                   4,706,445
Prepaid expenses and deposits                            259,709
Property not currently under
  development                         2,073,207        2,355,000

Property, Buildings & Equipment
Equipment and furnishings                          $     459,573
Accumulated Depreciation                                 324,290

Total Property, Buildings & Equipment,
  Net Of Accumulated Depreciation                  $     135,283

    Total Assets                   $  4,034,006    $  13,271,351



                See Notes To Financial Statements





                                        2001           2000

Accrued estimated cost of liquidation    $  527,590     $  760,000
Accounts payable and accrued expenses        89,957        392,937
Accrued estimated costs related to
  developed lots and buildings sold         869,925      1,599,719
Mortgages payable                                          55,000
Customer deposits and advances                            266,728
General unsecured debt - minority
  investors                                 432,215      1,734,094
General unsecured debt -
  Seven Fields (Del), Inc.                2,114,319      8,462,873
    Total Liabilities                    $4,034,006    $13,271,351

Net Assets in Liquidation
                                         $        0    $         0






















                See Notes to Financial Statements




                 SEVEN FIELDS DEVELOPMENT COMPANY
        STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
     FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 2001



                                               Three       Nine
                                               Months     Months

Net Assets in Liquidation, Beginning Balance $      0 $        0
Capitalized development & house construction
   costs incurred                                      1,319,145
Cost of lots and houses sold                          (9,609,606)
Payments on accounts receivable                (7,201)  (627,255)
Cost of equipment, furnishings
   and prepaid items sold                               (394,992)
Transfer & reduction of liabilities
  and customer deposits                                1,025,828
Payoff of remaining mortgage                              55,000
Changes in accounts payable
  and accrued expenses                        223,261    504,264
Increase (decrease) in cash
  and temporary investments                  (216,060)    77,183
Distribution to general unsecured
  debtholders                                          7,650,433

Net Assets in Liquidation, Ending Balance    $      0 $        0

















                See Notes to Financial Statements


               SEVEN FIELDS DEVELOPMENT COMPANY
      STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
        FOR THE THREE MONTHS ENDED JULY 31, 2000

                                             2000
Gross Revenue
Rental income                             $     8,733
Fees & other operating income                  57,857
Water revenue                                   2,890
Developed lot and house sales               3,917,538
Sale of office building                       425,000

                                          $ 4,412,018

Costs & Expenses
Cost of Developed Lots &
  Houses Sold                             $ 3,526,372

Cost of Office Building Sold              $   503,270

Other Operating Expenses*                 $    61,323

General & Administrative Expenses*        $   189,796

Depreciation Expense                      $    14,085

     Operating Income                     $   117,172

Interest Expense*
Interest Income                           $    19,294

Income Before Provision
  for Income Taxes                        $   136,466

Provision for Income Taxes                $    54,585

Net Income                                $    81,881

    Net Income Per Share,
     Basic and Fully Diluted              $       .02

Weighted Average Number of Shares           3,484,392

* See details on following page.

                See Notes to Financial Statements


                 SEVEN FIELDS DEVELOPMENT COMPANY
          STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
             DETAILS OF OTHER OPERATING EXPENSES AND
               GENERAL AND ADMINISTRATIVE EXPENSES
             FOR THE THREE MONTHS ENDED JULY 31, 2000


                                                     2000


Other Operating Expenses
Payroll, payroll taxes and benefits               $   174,846
Repairs & maintenance                                  29,874
Utilities                                               2,691
Insurance                                              24,850
Property taxes                                          1,594
Other operating supplies & services                     8,960

Total Other Operating Expenses                    $   242,815

Less Expenses Capitalized To
  Development and Construction                       (181,492)

Net Other Operating Expenses                      $    61,323


General And Administrative Expenses
Payroll, payroll taxes and benefits               $    90,636
Professional fees                                      14,715
Other general and administrative
  expenses                                             96,445


Total General and Administrative
  Expenses                                        $   201,796

Less Expenses Capitalized To
  Development and Construction                        (12,000)
Net General and Administrative
  Expenses                                        $   189,796



                See Notes to Financial Statements



                 SEVEN FIELDS DEVELOPMENT COMPANY
           STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
              FOR THE NINE MONTHS ENDED JULY 31, 2000


                                                2000
Gross Revenue
Rental income                                $    39,531
Fees & other operating income                     65,837
Water revenue                                      9,149
Developed lot and house sales                  9,018,568
Sale of water assets & office buildings        3,125,000

                                             $12,258,085

Costs & Expenses
Cost of Developed Lots & Houses Sold         $ 8,060,862

Cost of Water Company
 and Office Buildings Sold                   $ 1,826,639

Other Operating Expenses*                    $   269,347

General & Administrative Expenses*           $   708,720

Depreciation Expense                         $    59,332

     Operating Income                        $ 1,333,185

Interest Expense*                            $       (16)
Interest Income                              $    66,508

Income Before
  Provision for Income Taxes                 $ 1,399,677

Provision for Income Taxes                   $   559,873

    Net Income                               $   839,804

    Net Income Per Share,
     Basic and Fully Diluted                 $       .24

Weighted Average Number of Shares              3,484,392

* See details on following page

                 See Notes to Financial Statements
                      SEVEN FIELDS DEVELOPMENT COMPANY
            STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                 DETAILS OF OTHER OPERATING EXPENSES
      GENERAL AND ADMINISTRATIVE EXPENSES, AND INTEREST EXPENSE
               FOR THE NINE MONTHS ENDED JULY 31, 2000

                                                             2000
Other Operating Expenses
Payroll, payroll taxes and benefits               $   499,574
Repairs & maintenance                                 122,048
Utilities                                              17,152
Insurance                                              74,950
Property taxes                                          7,809
Other operating supplies & services                    37,591

  Total Other Operating Expenses                  $   759,124

   Less Expenses Capitalized To
    Development and Construction                     (489,777)

   Net Other Operating Expenses                   $   269,347

General And Administrative Expenses
Payroll, payroll taxes and benefits               $   328,780
Professional fees                                     108,350

Other general and administrative expenses             307,590

   Total General and Administrative Expenses      $   744,720

   Less Expenses Capitalized To
    Development and Construction                      (36,000)

   Net General and Administrative Expenses        $   708,720

Interest Expense
Total Interest Expense                            $     7,808

Less Interest Capitalized to
   Development and House Construction             $    (7,792)

      Net Interest Expense                        $        16


                See Notes To Financial Statements
                 SEVEN FIELDS DEVELOPMENT COMPANY
         STATEMENT OF RETAINED EARNINGS (GOING CONCERN BASIS)
              FOR THE NINE MONTHS ENDED JULY 31, 2000






Retained earnings - beginning                    $   7,016,292

Net income for the nine month period                   839,804

Retained earnings - ending                       $   7,856,096





















                See Notes To Financial Statements











                 SEVEN FIELDS DEVELOPMENT COMPANY
           STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
             FOR THE NINE MONTHS ENDED JULY 31, 2000
                                                                         2000
Cash Flows From Operating Activities:
Net income                                        $   839,804
Provision for deferred income taxes                   559,873
Depreciation                                           59,332
Capitalized development costs incurred             (1,681,626)
Capitalized house construction
  costs incurred                                   (6,922,106)
Cost of lots & houses sold                           7,893,123
Changes in other assets & liabilities:
  Other assets                                       (162,449)
  Other liabilities                                  (246,919)
Net Cash Flows Provided By
  Operating Activities                            $   339,032

Cash Flows From Investing Activities:
Additions to property, buildings and
  equipment                                       $   (50,207)
Payments on notes receivable                          128,848
Sale of property, buildings & equipment             1,805,127
Total Cash Flows Provided By
  Investing Activities                            $ 1,883,768

Cash Flows From Financing Activities:
Repayment of general unsecured debt               $  (997,884)
Repayment of loans payable                           (866,970)
   Total Cash Flows Used In
     Financing Activities                         $(1,864,854)

Net Increase in Cash And
  Temporary Investments                           $   357,946
Cash & Temporary Investments,
  Beginning of Period                             $ 1,250,011
Cash & Temporary Investments,
  End of Period                                   $ 1,607,957

Interest Expense Included in
  Net Income Above                                $        16
Interest Paid & Included in Capitalized
  Development & House Construction Costs                7,792

Total Interest Paid                               $     7,808

Income Taxes Paid                                       None


                See Notes To Financial Statements
                SEVEN FIELDS DEVELOPMENT COMPANY
                  NOTES TO FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JULY 31, 2001

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

For comparative purposes, certain 2000 amounts have been reclassified to conform to the presentation adopted in 2001.

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




                SEVEN FIELDS DEVELOPMENT COMPANY
                  NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED JULY 31, 2001

Note One (Continued)

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

The above described sale of these remaining residential realty assets effectively concludes thirteen years of development,










                 SEVEN FIELDS DEVELOPMENT COMPANY
                   NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED JULY 31, 2001


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





                    SEVEN FIELDS DEVELOPMENT COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JULY 31, 2001



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

Note 2 Summary of Significant Accounting Policies

As a result of the imminency of complete liquidation, the Company adopted the liquidation basis of accounting effective October 31, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company seems imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable values and liabilities at estimated settlement amounts under liquidation basis accounting on October 31, 2000, the Company recorded the following adjustments (1)recorded estimated net profit from the sale of the remaining residential real estate to HANNA and the two remaining commercial parcels in the amount of $476,054, (2) recorded the estimated cost of liquidation and dissolution in the amount of $760,000, (3) recorded a net reduction in the Company's general unsecured debt of $40,022,088 to reflect the total residual amount of funds available for final repayment of such debt.








                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED JULY 31, 2001

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

Use of Estimates

The presentation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and disclosures of contingencies. Actual results could differ from those estimates. The Company makes significant estimates related to common area development costs that it expects to incur in the future, and costs to complete specific subdivision of lots from which lots are being sold. In recording the liquidation adjustments upon adoption of liquidation accounting at October 31, 2000, the


                SEVEN FIELDS DEVELOPMENT COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED JULY 31, 2001

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

Financial Condition

Pursuant to an agreement signed in December, 1999, the sale to Hanna Holdings, Inc. occurred on January 2, 2001, generating gross proceeds of nearly $6.8 million. Assets sold included the remaining residential developed lots for nearly $2.9 million, completed and under construction dwelling units at Seven Fields and Nevillewood for almost $3.6 million, and home construction equipment, plans, and prepaid expenses for nearly $300,000. The Company paid Hanna Holdings, Inc. over $449,000 for future development liabilities associated with the lots purchased and forwarded almost $182,000 for customer deposits on lot and house agreements. Additionally, selling costs associated with the transaction were over $87,000. Therefore, net cash available from the transaction was approximately $6.1 million.

Pursuant to the same agreement a 40 acre undeveloped parcel south of Route 228 was sold to Hanna Holdings, Inc. in December, 2000 for $580,000 and a real estate sales center building was sold in the prior fiscal year of $425,000.

In December, 2000, the Company repaid over $2.3 million of general unsecured debt and in February 2001, the Company repaid an additional $5.3 million.

Part II - Item 1     Legal Proceedings

Litigation was initiated against the Company by A.R. Building Company to suspend the operation of two agreements of sale, under which A.R. Building had agreed to purchase several parcels of commercial property from the Company, pending the resolution of a boundary dispute between the Borough of Seven Fields and neighboring Adams Township. In turn, the Company initiated litigation against the Borough of Seven Fields and Adams Township in an attempt to accelerate a resolution of the boundary dispute.

                SEVEN FIELDS DEVELOPMENT COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED JULY 31, 2001

Legal Proceedings (Continued)

Subsequently, the Borough and the Township reached an an agreement on the location of their mutual boundary. The agreement will become effective upon Court approval, which is expected promptly. Upon Court approval of the agreement, all litigation will be withdrawn.

OTHER INFORMATION

Item 6.       Exhibits and Other Reports on Form 8-K

    (a) Exhibits
              None

    (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended July 31, 2001.


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Seven Fields Development Company


Date: September 13, 2001

By: PAUL VOYTIK, PRESIDENT
   Paul Voytik, President



Date: September 13, 2001

By:LYNN HOFFMAN-KYLE, CHIEF FINANCIAL OFFICER
   Lynn Hoffman-Kyle, Chief Financial Officer