Form 10KSB
period 2001-10-31
SEVEN FIELDS DEVELOPMENT CO
filed 2002-01-28
CIK 931405

US Securities and Exchange Commission
                     Washington, DC  20549
                       Form 10-KSB
                       (Mark One)
          [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended October 31, 2001

             [    ]  TRANSITION REPORT UNDER SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ......... to .........
                   Commission file number  33-85102

                SEVEN FIELDS DEVELOPMENT COMPANY
         (Name of small business issuer in its charter)

              Pennsylvania	           25-1561828
         (State or other jurisdiction of  (IRS Employer
       incorporation or organization)   Identification No.)

2200 GARDEN DRIVE, SUITE 200, MARS, PA	16046-7846
Address of principal executive offices)	(Zip Code)

                     (724) 776-5070
       (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class  Name of each exchange on which registered



Securities registered under Section 12(g) of the Exchange Act:

       Beneficial Interest, par value $1.00 per share
                   (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes _____ No.  X   .
(Except for the filing of this report, the issuer is no longer subject to SEC periodic reporting requirements.)

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:	$11,361,595.
The issuer consummated a complete liquidation and distribution as of October 31, 2001 and, as a result, redeemed and canceled all of its shares as of such date. Therefore, there are no shares outstanding.

Prior to final dissolution and liquidation on October 31, 2001, there were 3,484,392 shares of the issuer's Beneficial Interests outstanding, thereafter there were none.

Transitional Small Business Disclosure Format (check one):

	Yes       ;  No    X



DOCUMENTS INCORPORATED BY REFERENCE

NONE


PART I

Item 1.  Description of Business

Final Dissolution and Liquidation

Effective October 31, 2001, Seven Fields Development Company was dissolved and its net assets liquidated.

On March 30, 2001, the shareholders of Seven Fields Development
(PA), Inc, the indirect parent company of Seven Fields Development Company ("the Company") voted affirmatively to approve a coordinated voluntary dissolution of Seven Fields (PA), Inc. and each of its wholly owned subsidiaries Seven Fields Management Company (Seven Fields
Management) and Seven Fields (Del), Inc.

Since the 1995 reorganization Seven Fields (Del), Inc. holds for
Seven Fields (PA), Inc., Seven Fields (PA), Inc.'s 83% interest in the Company's general unsecured debt and shares of beneficial interest. See Part I -Background and Reorganization.

Seven Fields Management, whose directors and officers are the same persons as the directors and officers of Seven Fields
(PA), Inc. has served as the sole trustee of the Company. The Company is a Pennsylvania business trust, which was created as successor to the assets, interests and obligations of Seven Fields Development Corporation in a 1995 reorganization.
Seven Fields Development Corporation was the surviving company in the 1987 bankruptcy reorganization. See

Part I -Background and Reorganization.

On October 29, 2001, the Board of Directors of the Company's sole trustee Seven Fields Management, authorized Seven Field's
 Management, acting in its capacity as sole trustee, to dissolve and liquidate Seven Fields Development Company effective October 29,
2001, and with a final liquidation date of October 31, 2001. Such trustee caused the Company to adopt a plan of liquidation, and approved the creation of Seven Fields Development Company
Liquidating Trust. The trustee determined that, so as to effect an orderly preservation of the Company's remaining assets and settlement of its legitimate obligations, a liquidating trust was necessary.

Seven Fields Development Company's Final Plan of
Complete Liquidation and Dissolution was adopted by the trustee of the Company in connection with and was coordinated with final plans of liquidation and dissolution of Seven Fields
 (PA), Inc, Seven Fields (Del), Inc., and Seven Fields Management Company. Seven Fields (PA), Inc., itself a public company, caused to be created its own liquidating trust in order to preserve the remaining assets of, and settle the legitimate obligations of
 Seven Fields (PA), Inc.

At the time of final liquidation of the Company's assets on October 31, 2001, the Company's assets consisted of cash and temporary investments of $1,605,000 escrow proceeds receivable of $1,066,000 related to the sale of two of the Company's remaining real estate parcels on October 31, 2001, one parcel of unsold commercial real estate having an estimated fair market value of $600,000, and several small parcels of real estate having no net sales value and which will ultimately be deeded to the Borough of Seven Fields, or one of the home owners associations located in Seven Fields.

At the time normal operations ceased, the Company was also subject to certain obligations and contingent obligations related to its operations, and the estimated future costs to be incurred during the liquidation and dissolution period. These remaining liabilities were estimated to be $1,023,000 at October 31, 2001.

Pursuant to its final plan of complete liquidation and dissolution, the Company distributed all of its remaining assets and assigned all of its remaining rights to its liquidating trust. The Company distributed approximately $2,314,000 to its liquidating trust.

This distribution by the Company was deemed to be a final distribution to the investors in the Company's general unsecured investor debt and equity interests in direct proportion to each investor's holdings. The investors were then deemed to have repaid this final deemed distribution into the Seven Fields Development Company Liquidating Trust. The
Company has treated such distribution only as payments against debt since the proceeds will not exceed each investor's debt interest. Since there is nothing remaining to be distributed with respect to the equity interests of the Company, all equity interests in the Company were canceled as of October 31, 2001. Since no equity interests existed, the Company terminated its periodic reporting requirements under the Securities and Exchange Commission.

The Seven Fields Development Company Liquidating
Trust is expected to exist for approximately three years when it will be terminated and any remaining net assets distributed to its beneficiaries - the former debt holders of the Company.

On November 30, 2001, the Company's liquidating trust distributed to the beneficiaries $1,323,000 in cash which resulted from the receipt of the proceeds of the real estate sales closed into escrow by the Company on October 31, 2001.
 No further distributions from the liquidating trust are expected for three years and there is no assurance that there will ever be additional distributions.

The Company's final liquidation and dissolution was a continuation of the Company's mission which began when it (through its predecessor) emerged from bankruptcy reorganization in 1987, was affirmed by the 1995 structural reorganization and facilitated by the various operating decisions by the Company's management during the past three years designed to expedite the final liquidation and dissolution process. Following were the actions, which facilitated the final liquidation and dissolution of the Company.

Liquidation And Dissolution Actions Preceding Final
 Liquidation and Dissolution

On December 15, 1999, the Company signed an agreement with Hanna Holdings, Inc. to sell the Company's remaining residential properties consisting of developed lots, completed and under construction dwelling units, undeveloped residential properties at its Seven Fields and Nevillewood development sites, and its home construction division.

Closing under this agreement occurred on January
2, 2001, at which time the Company ceased all significant development, and construction activities.

The selling price of the assets covered by the HANNA
 agreement was the established retail price of lots discounted between 32% and 50% based on the historical absorption rates for lot sales for the inventory of completed lots on the closing date. Completed and uncompleted houses were sold at recorded book value, the sales center was sold in
 April 2000 for $425,000 and a 40 acre undeveloped parcel south of Rt. 228 was sold in December 2000 for $580,000.
The total proceeds under this agreement including the sales center and 40 acre parcel totaled $7,786,729, consisting of $7,155,701 cash and $631,028 for the assumption of liabilities.

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

The 1995 restructuring also included the adoption of a preliminary plan of liquidation that was approved by the trustee and by the directors of each of the affiliated entities.

Since the HANNA agreement was signed in
December 1999, the Company has been successful in selling most of its remaining commercial parcels. During the fiscal year ended October 31, 2000, the Company sold four individual commercial parcels for a total gross sales price of $3,127,000 and in 2001 sold one commercial parcel and one undeveloped 8-acre residential parcel for $1,075,000. Closing on the one remaining commercial parcel did not occur as scheduled and consummation of this sale is now questionable.

Because liquidation was imminent, remaining operating activities were limited, and the Company's management was able to reasonably estimate the fair value of the Company's assets and the settlement amount of its liabilities, the Company adopted liquidation accounting at October 31, 2000, and recorded the following liquidation basis adjustments: (1) recorded an adjustment to increase net assets by $476,054 for the estimated gain
 on the HANNA and two remaining commercial parcel sales transactions, (2) recorded a $760,000 adjustment to reduce net assets for the estimated cost of liquidation,
(3) increased net assets by $40,022,088 to reflect a reduction in general unsecured subordinated debt so as to reflect management's estimate of the amount ultimately payable on such debt. In 2001, the Company recorded an [additional valuation allowance] to its remaining real estate and reduced the estimated settlement of its general unsecured debt by $231,748.

In December 2000 the Company repaid $2,328,393
 of this general unsecured debt, and subsequent to the HANNA closing, made an additional repayment of this debt of $5,322,039 consisting of most of the proceeds from the Hanna sale reserving only such amounts as management deemed necessary to settle its remaining liabilities and pay the estimated cost of liquidation and dissolution.

Upon finalization of the Company's affairs on October 31, 2001, $2,314,785 was distributed to the debt holders in final payment of their debt as a deemed distribution with actual net assets being transferred to a liquidating trust established with the investors as beneficiaries for the purpose of the final wrap up of the Company's affairs. Subsequently on November 30, 2001, the liquidating trust distributed $1,323,035 of this amount to the Company's former debt holders. Future distributions from the liquidating trust, if any, will not occur for approximately three years.

Because management was able as of October 31, 2000, to reasonably estimate the total funds, which would be available to the Company, it estimated that approximately
 $40.0 million of the original amount of the debt would not be repaid and that no amounts will be paid to the Company's beneficial shareholders.

Because the Company's liabilities are in excess of its assets, the Company's net assets in liquidation are zero, indicating that no amounts were available to the Company's shareholders on October 31, 2001 - the date of final liquidation and dissolution. If in the event that proceeds in excess of management's estimates become available for distribution from the liquidating trust, any such amounts would be distributed to the holders of the general unsecured debt and no amounts would be distributed to the shareholders.

Background and Reorganization

Seven Fields Development Company (the "Company") was a Pennsylvania business trust engaged in the business of developing and selling real estate in the western Pennsylvania area. The Company was organized in 1994 and was the surviving company in a merger (the "Merger") effected on April 30, 1995 with Seven Fields Development Corporation (the "Corporation").

The Merger was part of a comprehensive plan (the
"Reorganization Plan") to reorganize the Corporation from a Pennsylvania business corporation into a Pennsylvania business trust (the "1995 Reorganization").
Pursuant to the Reorganization Plan, the following actions were taken:

(1)	The Corporation formed Seven Fields
Development (PA), Inc. ("Seven Fields PA"), which made an offer (the "Exchange Offer") to acquire all of the outstanding shares of common stock of the Corporation ("Corporation Stock"A) and all outstanding general unsecured subordinated debt of the Corporation ("Corporation Debt") in exchange for shares of common stock of Seven Fields PA, on the basis of one share of Seven Fields PA common stock for each unit consisting of a combination of one share of Corporation Stock plus $19 original principal amount of Corporation Debt.

(2)	The Corporation formed Seven Fields (DEL), Inc.
 ("Seven Fields DEL") as a wholly owned subsidiary of Seven Fields PA and formed the Company as a Pennsylvania business trust.

(3) The Corporation formed Seven Fields Management, as a wholly owned subsidiary of Seven Fields PA to be the sole trustee of the Company.

(4)	The Corporation and the Company entered into
an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Corporation merged with and into the Company and each shareholder of the Corporation received one share of beneficial interest in the Company (a "Company Share") in exchange for each share of Corporation Stock held of record.

(5)	Each of the Company, Seven Fields PA, Seven
 Fields DEL and Seven Fields Management adopted plans of iquidation.

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

The purpose of the 1995 Reorganization was to consolidate the economic and voting interests of those Corporation shareholders who accepted the Exchange
Offer into a single equity security, and to eliminate, on a consolidated entity basis, the large shareholders' deficit that was created as a result of the Corporation's reorganization under Chapter 11 of the Federal Bankruptcy
Code (the "Bankruptcy Code") on November 7, 1987.

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

The Bankruptcy Plan further provided that the Corporation, as may be authorized by its Board of Directors, would periodically distribute available funds, without interest, in pro rata repayment of the claims of the Investors and that all activities of the Corporation would seek to achieve the goal of full payment of all claims of the Investors (the holders of Corporation Stock and Corporation Debt).
The Company, as survivor to the Merger, remains subject to the restrictions established under the Bankruptcy Plan.

Operating Activities (November 7, 1987 through October 31, 2000)

Since it commenced business on November 7, 1987 and until its liquidation on October 31, 2001, the Company ("Company", as used hereinafter, refers to the initial entity and successors, existing since November 7, 1987), has focused its attention primarily on managing and selling its rental properties; developing and selling its undeveloped property as individual residential and commercial lots; and constructing and selling homes.

The ultimate goal of the Company was to enhance the liquidation value of its assets so as to return to the holders of Company Stock and Company Debt the maximum amount at the earliest possible time. Total repayment of the Company Debt has not been possible and no payment on the Company Stock will ccur because the Company Debt must be paid in full before any distribution on Company Stock can be made. For this reason, in the 1995 Reorganization the Company retained the Corporation's prior debt/equity structure so as to maintain proportionality of all future distributions. See Item 6, "Management's Discussion and
Analysis or Plan of Operations-Business Plan and Objectives."

In furtherance of its initial plan to liquidate, the Company substantially developed the unimproved land at Seven Fields for the purpose of building and selling residential and commercial units. In 1991, the Company completed a Master Plan for development of Seven Fields. Seven Fields Borough agreed in concept with the Master Plan and adopted a zoning ordinance. The Master Plan consisted of 18 separately identifiable parcels of which seven are designated single family containing 260 acres, five are designated multifamily containing 59 acres, five are designated commercial containing 86 acres, and two are designated high density containing fifteen acres. In 1992, the Company acquired forty adjacent acres located in Cranberry Township that are designated for single family use.

At the time of its bankruptcy reorganization, effective
November 7, 1987, the Company received four rental real estate projects located in southern suburbs of Pittsburgh, 237 rental townhouses located in Seven Fields Borough, Butler county PA, and nearly 600 acres of mostly undeveloped land in Seven Fields.

Between 1987 and 1993 the Company sold the four rental projects in the south Pittsburgh suburbs, repaid the mortgages encumbering these properties and distributed most of the remaining net proceeds to its investors.

In 1988 the Company began developing its undeveloped
Seven Fields property by conducting the necessary preliminary engineering for master and site plans and obtaining the necessary governmental approvals to begin developing its property.
It sold its first completed building lot in 1990 and began constructing single family houses on some of the lots it developed by August of 1990. Because its property was then not served by public water or sewer services, it applied for and received approval from the Pennsylvania Public Utility Commission to provide water and sewerage services to the residents of Seven Fields. It operated the sewerage service until 1994 when it transferred its rights and obligations to a new regional public sewerage service. Until it sold its water system to Seven Fields Borough in 1999 it provided water service to the residents of Seven Fields Borough.

From 1987 through January 2, 2001, when it sold its remaining residential property to Hanna Holdings Inc., the Company developed 20 subdivisions consisting of 473 single-family lots, 257 multi family lots, and 22 commercial lots.

The Company subdivided through a condominium process its original 237 townhouses and sold these townhouses to individual homeowners between 1993 and January 1998 when it sold in bulk the remaining 65 townhouses to a single investor.

Between 1987 and January 2001, because of its stated
 mission of liquidating, the Company only acquired one forty acre adjoining parcel, a 2 acre adjoining parcel and three single family and 8 multi family residential lots in Nevillewood, a southwestern suburb of Pittsburgh, PA. Additionally, the Company built and subsequently sold two office buildings located in Seven Fields.

It was the Company's stated mission since bankruptcy reorganization, that the Company would liquidate its assets and be dissolved as soon as possible. The Company's management believed this goal was best accomplished through the sale of its remaining residential properties in bulk once its inventory of undeveloped land had been depleted to the level that profitability from the sale of its residential lots would become increasingly more difficult.

On January 2, 2001, the Company sold its remaining residential assets in bulk to Hanna Holding, Inc.

Risks Relating to the Company's Business

Because the Company's management recognized that future profitability would be severely hampered as it sold its remaining lot and residential units, it entered into an agreement of sale with Hanna Holdings, Inc. for the sale of all remaining developed and undeveloped residential property, and on January
2, 2001 finalized this sale.

Since signing the HANNA agreement in December 1999 it was the Company's plan to continue selling its residential lots and dwelling units until it sold most of its remaining commercial properties at which time it intended to close on the sale of its remaining residential lots and dwelling units to HANNA as described above. The Company has been successful in meeting this goal. In 2000 it had an excellent year for the sale of its residential lots and houses, and sold all but two of its commercial properties. The Company's management believed these two remaining properties could be sold without continuing any further development, construction or other operating activities, and with the consummation of the HANNA transaction promptly began winding up its corporate affairs prior to finalizing the sale of the two remaining commercial parcels.

The Company's prime property was originally carved from Cranberry Township, which has continued to be one of the higher growth areas and better real estate markets in Pennsylvania.
Because the location of the Company's principal properties is excellent, the Company has been successful in its development and construction activities. Since the Company's normal business operations ended with the sale of its remaining residential real estate under the HANNA agreement on January 2, 2001, the Company's risks are limited to primarily obtaining the final necessary approvals from the various governmental agencies to facilitate the Company's orderly liquidation and dissolution.

The Company dissolved and distributed its remaining net assets at October 31, 2001. At that time Company's management believed that the Company had limited exposure because only one commercial parcel wasn't yet sold and several parcels of open space, had not yet been dedicated to the Borough of Seven Fields. Additionally, the Company entered into an agreement for the Borough to assume the developers remaining development obligations (primarily related to potential road maintenance, and drainage issues), and as of the date of final liquidation on October 31, 2001 was nearing the end of the one year warranty provided buyers of the homes the Company had built.

The following schedule summarizes the Company's capitalized development costs.

Capitalized Development And Construction
OCTOBER 31, 2001
				                          Prior to
			              Transfer to
				                           Liquidating Trust
			               Estimated
			               Fair
                        		               Value	                           Final
Town Village Commercial
  Parcels                                                            6.6 acres        $ 600,000



        Financial Information Relating to Industry Segments
                    and Classes of Products *

                                  Year Ended October 31, ( 000's)
                                          2001 *            2000
Sales to Unaffiliated Customers
Rental and General Operations						$     115
Land Development, House Construction
  and PUC Regulated Services						   18,680
     Total Sales   				N/A  			  $18,795



Operating Income
Rental and General Operations						$      74
Land Development, House Construction
 and PUC Regulated Services						    3,125
     Total Operating Income               N/A 			$   3,199

Identifiable Assets
Rental and General Operations						$   2,058
Land Development, House Construction
 and PUC Regulated Services (Including
   Land Held for Future Development)				   11,213
Total Identifiable Assets   			N/A 			$  13,271

Since the Company was liquidating in 2001, no identifiable industry segments exist.


Employees

As of October 31, 2001 the Company had no employees.

Item 2.  Description of Property

At October 31, 2001, the Company dissolved and made a deemed distribution to its investors of its remaining commercial parcel that had an estimated value of $600,000. The actual transfer was to a liquidating trust formed to facilitate completion of the Company's final business affairs.

The Company's principal asset was a real estate development
 known as Seven Fields, located mainly in the Borough of Seven Fields and partially in Adams and Cranberry Townships, Butler County, Pennsylvania. The development originally consisted of 540.2 acres including required open space, of which 24.5 acres were in Adams Township, and 40 were in Cranberry Township, however at October
31, 2001 all except 6.6 acres of this acreage has already been developed and sold by the Company.

When the Company commenced business in 1987, Seven Fields consisted of a townhouse development on approximately 27 acres and approximately 513 acres of mostly undeveloped land. The townhouse complex originally had a total of 237 rental units owned by the Company, 39 units owned by individual homeowners, a swimming pool, tennis courts, playground and sewage disposal plant. In 1989, the Company began offering its townhouse units for sale and as of October 31, 1998, had sold all of these units.

The Company has developed and sold all of this property with the exception of one 6.6 acre commercial parcel.

At October 31, 2000, except for a single 40-acre parcel located south of Rt. 228 the Company's remaining properties consisted of 153 developed single and multi family lots and two commercial parcels.
One of the commercial parcels containing 6.7 acres was under agreement of sale pending the buyer's due diligence and subsequently closed into escrow on October 31 2001 for a sales price of $1,025,000 and negotiations with the same buyer were at an advanced stage for the second parcel consisting of 6.6 acres; however this parcel did not close in 2001 and sale to this buyer is questionable at October 31, 2001.

The Company also had 64 houses in various stages of construction at Seven Fields and Nevillewood.

The Company sold to Hanna Holdings, Inc. all of the Company's residential lots, completed and in progress houses and the 40-acre undeveloped residential parcel on January 2, 2001.

In 1995 the Company constructed a 9,434 sq. ft. office building and in 1998 a real estate sales office. In 2000 the office building was sold to the Borough of Seven Fields, and the real estate sales office was sold as a part of the HANNA agreement.

By October 31, 2001 all of the Company's properties have been sold with the exception of the 6.6 acre parcel described above valued at $600,000 which was transferred to Seven Fields Development
Company Liquidating Trust as a part of the deemed distribution to the Company's debt holders on October 31, 2001.

The mortgages and other outstanding liens on the Company's
Seven Fields property are discussed in Item 6  "Management's
 Discussion and Analysis-Financial Condition and Results of Operations."


Item 3.  Legal Proceedings

The Company is a defendant to several personal injury claims at October 31, 2001. The Company's insurance legal counsel intends to vigorously defend against these claims and the Company's management does not believe the Company is at risk to any significant economic exposure.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended October 31, 2001.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)	Market Information   There is no established public
trading market for the Company Shares and the Company is not aware of the terms of any transactions in Company Shares.

(b)	Holders  Prior to the Company's liquidation and
dissolution as of October 31, 2001, there were 787 holders of record of Company Shares, which was the only outstanding class of equity of the Company at the time. As of midnight October 31, 2001 all such shares were canceled and, therefore, no shareholders of record existed immediately thereafter.

(c) Dividends No cash dividends on the Company Shares were declared by the Company during its last two fiscal years and no cash dividends will ever be declared.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is an analysis of the Company's financial condition and results of operations for the fiscal years ended October 31, 2001 and 2000. This discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein. All references herein to a fiscal year refer to the Company's fiscal year ended on October 31 of such year.

Business Plan and Objectives

Effective October 31, 2001, the Company is dissolved and liquidated.

Since 1987 when the Company emerged from Chapter 11 bankruptcy proceedings its primary business objective was to repay, to the fullest extent possible as soon as possible, the claims of the Investors. Based upon the combined total of appraised market values of the Company's properties, the Company did not believe it would be able to repay the entire amount of the Company Debt. Nevertheless, as required by the Bankruptcy Plan, the Company pursued this objective by continuing to develop and sell its existing properties. Since it was becoming increasingly uneconomical to continue operations because the Company's business strategy as set upon reorganization was to liquidate its assets and not create a perpetual entity which would acquire significant additional property to develop, the Company entered into an agreement on December 15, 1999 to sell all of its remaining residential properties by December 31, 2000. See Item 1. - "Description of Business."

The Company, since the 1987 bankruptcy reorganization, has expended substantial effort and resources in resolving many of the hurdles necessary to carry out its plans. A master plan for development of its existing properties was prepared, zoning approval for the plan was obtained, municipal sewerage service was made available, and all known necessary governmental requirements were met in order to facilitate the continued timely and economic development of its property. See Item 1. - "Description of Business".

Because the consummation of the HANNA agreement on January 2, 2001 brought the Company's operating activities to a conclusion, the Company's 2001 activities focused on concluding the sale of the two remaining commercial parcels, satisfying the various governmental agencies so that the Company could conclude its business activities, and settle its liabilities and other obligations. Effective January 2, 2001, the only remaining staff of the Company consisted of the Directors and certain corporate officers who were responsible for winding up the orporate affairs. At October 31, 2001, the Company was dissolved and liquidated and a liquidating trust was formed to which all remaining net assets were transferred in the form of a deemed distribution to the Company's investors.

In December 2000 and February 2001, the Company distributed $2,328,393 and $ 5,322,039 respectively in partial repayment of its general unsecured debt, which represented most of the proceeds from the sale to HANNA, except reserving sufficient funds to settle its liabilities and fund the estimated cost of liquidation and dissolution. Upon settlement of all the Company's liabilities and formal dissolution with the Pennsylvania Departments of State and Revenue the remaining proceeds will be distributed to the general unsecured debt holders. Any such additional distributions would not occur for approximately three years and will be made by the liquidating trust that was formed for the purpose of expediting the final liquidation and dissolution process. Since the proceeds of the sale of the commercial parcel on October 31, 2001 were not available until after the deemed distributions to the Investors and transfer to the liquidating trust, the liquidating trust had more cash than the trustee believed was necessary to settle its other liabilities, so the liquidating trust made a distribution to the investors of $1,323,035 on
 November 30, 2001.

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

In adopting liquidation accounting, the following adjustments were recorded (1) Net assets were increased by $476,054 for the excess of the proceeds from the HANNA sale over the book value of the net assets sold, and for the estimated excess of the net proceeds from the sale of the two remaining commercial parcels over their book value, (2) net assets in liquidation were decreased by $760,000 for the estimated cost of liquidation and dissolution, (3) net assets in liquidation were increased by $40,022,088 to reduce the general unsecured debt to the net amount estimated to be available in payment of such debt.

As a result of the above three adjustments net assets in liquidation were adjusted to zero. Net assets in liquidation under the liquidation basis of accounting is equivalent to shareholders equity under the going concern basis of accounting. If upon conclusion of winding up the Company's business affairs by the liquidating trusts, probably not until 2004 or 2005, any residual funds will be paid to the general unsecured debt holders. Because of the deficiency of net assets to this debt, no amount will be payable to the shareholders.

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


The Company, in 1987, recorded its principal assets-land,
 buildings, equipment and furnishings-at their appraised value as determined by appraisals performed in 1986 in connection with the Bankruptcy Court proceedings.

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

The Company also filed a lawsuit, against the shareholders of, and companies affiliated with, the Predecessors to recover certain assets. To the extent that the Company was successful in recovering any of such assets, the shareholders' deficit decreased by the amount of any such recovery. On November 15, 1995, the Company settled all existing litigation.


The Company's financial condition improved during fiscal
2000 as a result of the generation of net income in 2000 of $1,997,000 prior to liquidation basis adjustments and by $39,738,000 as a result of the net result from the liquidation basis adjustments described above. The 2000 results of operations included a deferred income tax provision of $1.3 million for which no cash payments were equired.

The Company's investment in residential lots unsold at January 2, 2001 was sold pursuant to the HANNA agreement. The amount at which these lots were recorded in the Company's statement of net assets in liquidation was $3.3 million at October 31, 2000. The Company's inventory of completed, unsold lots at Seven Fields increased from 107 to 153 in fiscal 2000. At October 31, 2000 the Company owned an additional 30 lots at Nevillewood where it had 10 houses and townhouses under construction, but had not started construction on the other 20 lots. The Nevillewood lots were considered as part of the house construction costs in the Company's statement of net assets in liquidation at October 31, 2000.

During fiscal 2000, because the Company generated significant cash flows from the sale of its office building, its real estate sales office, its water company, four of its remaining commercial parcels, had robust sales of its lots and houses, and had completed development of all of the subdivisions it planned to develop prior to its liquidation, the Company repaid, with the exception of $55,000 of Nevillewood lot acquisition debt, all of its outstanding mortgages and credit line balances. Further, because of its lack of need to maintain the credit line availability it cancelled $2.0 million of the $4.2 million it formerly had available.

The Company had $4,706,000 invested in completed and partially completed residential units at October 31, 2000 as compared to $3,583,992 at October 31, 1999. This investment increased in 2000 primarily because of the more advanced stage of construction and 6 more units compared to 1999.

All new performance and maintenance bonding requirements
 were met through the Company's commercial bonding line. At October 31, 2000, the Company had bonds outstanding of approximately
$185,000, and none at October 31, 2001.

The Company's cash position improved by $619,000 in 2000.  The
 2000 cash improvement resulted from net income before deferred taxes and depreciation of $3,354,000. However in 2000 the Company made a larger net investment in its inventory of lots and houses under construction of $461,000. Consequently net cash flows from operations actually reflected a decline from 1999 to 2000 of $620,000.

The Company however generated cash flow from investing activities resulting from the repayment of the mortgage receivable of $391,000 and sale of its building and water company assets of $1,805,000 in 2000.

During fiscal 2001 the Company liquidated substantially all of its operating assets. Until the bulk sale of its remaining residential properties on January 2, 2001, the Company sold
18 lots, 4 single family units, and 12 multi family houses for gross sales proceeds of $3,030,000. The HANNA sale consisted of 135 lots, 8 single family units, and 83 multi family houses in various stages of completion. The HANNA sale including these lots and houses and the Southern Ridge undeveloped 40 acre parcel represented gross proceeds to the Company of $7,073,000.

On October 31, 2001, the Company also closed the sales of an 8 acre undeveloped parcel ($50,000) and one of its two remaining commercial parcels ($1,025,000) into escrow.

During 2001 the Company substantially extinguished its obligations as a developer and builder including entering into an agreement with Seven Fields Borough that in exchange for payments totaling $100,000 the Borough would assume certain remaining developer obligations.

At October 31, 2001, prior to the deemed distributions to its investors, the Company's cash had declined $264,000 to $1,605,000 and total assets by nearly $10.0 million because of the sale of its properties as described above and the subsequent distributions of the net proceeds to the general unsecured debt holders in amounts totaling $7,650,000, reduction of the value of its remaining commercial parcel by $231,000 and payment of estimated liquidation costs, development liabilities, and other liabilities of approximately
 $2.1 million.

Results of Operations-Fiscal 2000

The Company's fiscal 2000 income before taxes
and before liquidation basis adjustments was $3,288,000,
an increase of $2,698,000 from fiscal 1999's net income
before taxes of $590,000.  Operating income for fiscal 2000
             .

The 2000 increase in operating income was the result of a $1,346,647 increase in gross profit resulting from the sale of residential and commercial lots and houses, an increase resulting from the gross profit generated from the sale of the office buildings and water company of $1,298,361, a decrease in general and administrative, operating costs and depreciation expense of $283,000, offset by a decline in water revenue, rental revenues and fees and other revenues of $230,000. Operating expenses, general administrative, depreciation expense, water and rental revenues declined because of the sale of the water company and office buildings and the general reduction of non development and construction activities as part of the Company's liquidation plan.

Net income included a provision for deferred income taxes of $1,284,000 in 2000. The 2000 deferred income tax provision resulted from the Company's periodic evaluation of its ability to generate sufficient future profits to utilize its deferred tax assets. The Company's management estimated that sufficient profits would not be generated after October 31, 2000, to utilize any of its deferred tax assets, and fully reserved such assets.

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

The Company's sales of houses constructed and lots developed during fiscal 2000 and 2001.

         						2000  	2001

								HANNA
							 	Sale 	Others Total
Lot Sales-Commercial				4	0	1	1
Lot Sales-Single & Multi-Family*		93 	135	18	153
Townhouse Sales-New Construction**		14 	15 	7 	22
Single Family House Sales 			13 	6 	5 	11
Fourplex House Sales				24 	41 	5 	46
Nevillewood-Townhouse Sales 			2 	27 	0 	27
Nevillewood - Single-Family House Sale	1  	2 	1 	3
Undeveloped Residential				0 	2 	0 	2

*Lot sales units do not include the lots not developed by Seven
Fields but included in house construction costs at Nevillewood

**The house unit sales to HANNA includes 29 units upon which minimal
construction (less than $1,000) had   occurred at the time of the sales.

The 4 commercial lots sold in fiscal 2000 generated $3,267,000 in gross revenues.  The 93 single and multifamily lots sold in fiscal
2000 generated gross revenues of $3,196,000, or an average of $34,400.
The Company's revenue from the sale of single family houses was $3.3 million in fiscal 2000. Fourteen single-family houses were sold in fiscal 2000 and 15 in fiscal 1999. The Company generated revenues of $5.8 million from the sale of 40 fourplex and townhouse units during fiscal 2000. These sales statistics and revenues include the Company's 2001
2001. construction activities in both Seven Fields and Nevillewood.

Since the Company adopted liquidation accounting at October 31, 2000, and adjusted its assets to fair value and its liabilities to estimated settlement amounts, the presentation of results of operations information is neither meaningful nor appropriate subsequent to
October 31, 2000.

Liquidity and Capital Resources

The Company has pursued the development of its property in phases. It has used cash generated from the sale of its properties to reduce pre-reorganization debt, to develop its property and, until such litigation was completed in 1995, to fund the litigation efforts to recover assets from former shareholders of the Predecessors.

The Company's primary objective since its 1987 reorganization was to repay to the fullest extent possible, and at the earliest possible time, the Company Debt. To this end it distributed $2.0 million of the net proceeds from the sale of its Virginia Manor property in January
 1993, made additional distributions of $1.3 million in December
1993, $2.0 million in December 1994, and $2.0 million in December
1995, $1.0 million in December 1996, $2.3 million in February 1997,
 $2.3 million in September 1999, $1.0 million in December 1999,
$2.3 million in August 2000, and $2.3 million in December 2000,
$5.3 million in February 2001, and as a deemed distribution actually transferred to the liquidating trust at October 31, 2001, its remaining net assets of $2.3 million of which $1.3 million was subsequently distributed to the investors by the liquidating trust on November 30, 2001.

Pursuant to the Company's stated plan to liquidate, and the business strategy followed since reorganization in 1987 of repaying its general unsecured debt in the maximum amount at the earliest time, the Company's management had concluded that it was advisable to sell the majority of its remaining assets in bulk. This conclusion was reached primarily because the Company had developed all except one of its undeveloped parcels, and sold all except two of its commercial lots. Historically the Company had realized its greatest margins and operating profits from the sale of commercial lots, other operating assets such as its original townhouses and water company and its lowest margins from the construction of its residential and commercial buildings.

Since 1993, the source of the above described debt repayments has been from these higher margin activities and the disposition of the four other rental properties existing at the time of the 1987 reorganization.

Since the Company reinvested substantial amounts of its resources to facilitate its ability to generate the higher margins described above from the development and sale of residential and commercial lots at retail, and future cash flow was limited by existing inventories of land and lots which was substantially reduced as a result of strong sales in recent years, the sale of the Company's remaining inventory of lots and houses at wholesale prices served to preserve the available net assets so as to facilitate higher final distributions in additional partial repayment of the general unsecured debt.

In furtherance of the above strategy in addition to selling the Company's office building, real estate sales office and water company during fiscal 2000, the Company sold its remaining residential lots and partially completed and completed residential units to Hanna Holdings,
 Inc. on January 2, 2001.

During 2000 the Company used $899,000 to repay its mortgages, $3,326,000 to make partial repayments of its general unsecured debt and increased its cash reserves by $619,000 ending the fiscal year with total cash and temporary investments of $1,869,000. These funds were made available as a result of $2,700,000 generated from operating activities and
$2,145,000 from the sale of the Company's water company and two office buildings, and the full repayment of its notes receivable.

During 2000, the Company repaid all of its outstanding mortgages except for $55,000 of lot acquisition debt at Nevillewood, which was repaid in December 2000, and cancelled all of the $4.2 million it had available in bank credit lines.

In fiscal 2001 the Company entered the final stages of its liquidation plan, and with the consummation of the HANNA sale on January 2, 2001, it disposed of all of its assets except for two commercial lots of 6.7 and 6.6 acres. In 2001 it had concluded all substantial operating activities, so its need for capital was limited. Accordingly, the Company's management made a distribution of approximately $5,300,000 of the HANNA transaction proceeds in the second quarter of 2001, reserving sufficient proceeds to settle its liabilities and pay the estimated cost of liquidation and dissolution.
At the time that the Company was dissolved on October 31, 2001, the remaining net assets were distributed as a final payment on the Company's general unsecured debt, and because of the size of the debt compared to the
 Company's assets, no amounts were available to be paid to the shareholders on their shares of beneficial interest.

During 2001, the Company generated net cash resulting from revenues from the sale of its real estate assets in the HANNA transaction, the sale of a commercial parcel, and lots and houses to individual buyers of $11,296,000 net of the expenditure for development costs of $1,530,000. These funds were used to reduce the Company's operating liabilities, accrued development, and estimated liquidation and dissolution liabilities by approximately $2,000,000. Of the net proceeds from these activities $7,650,000 was distributed to the holders of the Company's general unsecured debt in December 2000 and February 2001. Prior to the deemed distribution of its remaining assets to the liquidating trust on behalf of its debt holders, the Company had cash d temporary investments available at October 31, 2001 of $1,605,000 all of which was transferred on October 31, 2001 to the liquidating trust as a part of the deemed distributions to the Company's debt holders.

At October 31, 2001, the Company was dissolved. Management believes they have responsibly provided for any residual activities and obligations by facilitating the creation of a liquidating trust and distributing to that trust in the form of a deemed distribution to its investors assets they
believe will be adequate to settle such obligations. Estimated future liabilities excluding the general unsecured debt to the investors assumed by the liquidating trust totaled $1,023,747. Total assets transferred to the liquidating trust totaled $3,338,532; however on November 30, 2001, $1.3 million of these assets were subsequently distributed to the beneficiaries of the liquidating trust by the liquidating trust.

Recent Accounting Developments

Because of the Company's adoption of liquidation accounting at October 31, 2000 and its dissolution at October 31, 2001, there is no impact from recent accounting pronouncements.

Special Note Regarding Forward-Looking Statements

Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
 Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect,"
 "estimate," "project," "will be," will continue," "will probably," "may," "or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. This report may include some, but does not include all, of the anticipated risks or factors, which could adversely, affect future performance. New risks may emerge from time to time, which are not anticipated. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as an indicator of actual results.

Item 7.  Financial Statements

The financial statements of the Company are set forth following Item
 13 of this Form 10-KSB.

Item 8.  Changes in and Disagreements With Accountants on
 Accounting and Financial Disclosure

None.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The sole trustee of the Company, Seven Fields Management, a wholly owned subsidiary of Seven Fields PA, managed the Company, as a Pennsylvania business trust. Pursuant to the Company's Deed of Trust and Bylaws, the number of trustees of the Company has been set at one. The term of office of Seven Fields Management as trustee is one year and expires at the next annual meeting of the Company's shareholders. As of October 31, 01, the Company terminated and Seven Fields Management dissolved.

Certain information about the Directors and executive officers of Seven Fields Management, the sole trustee of the Company, is set forth below.
 Each
of the Directors serves for a three-year term expiring in the year indicated, and is elected by Seven Fields PA, the sole shareholder of Seven Fields
Management.*
Each such person is also a director of Seven Fields PA and Seven
Fields DEL
and except for directors first elected subsequent to April 30, 1995, each was a director of the Corporation prior to the 1995 Reorganization.


Name 					Age Director Director of
                                  Since	 the
                                           Corporation	Term
                                           Since     		Expires
Michael Burkhart 			58  1996 	 N/A 			*
C. Thomas Burkett 		53  1999 	 N/A 			*
Robert A. Janusey 		50  1998 	 N/A 			*
Cheryl Kirchner 			54  1997 	 N/A 			*
Alexander Lindsay, Jr. 		55  1995 	 1990 		*
Paul Voytik				77  1995 	 1988 		*
George K. Wright			75  1995 	 1988 		*

Darell Craig 	 51 Chief Executive Officer Employed Since 1991
Lynn Hoffman-Kyle  47 Chief Financial Officer Employed Since 1988
			    Appointed Trustee of Liquidating Trust


*Except as may be required to implement the final plan of
 liquidation and dissolution,
all of the directors of the Trustee resigned effective
October 31, 2001.

Michael H. Burkhart has been a Certified Public Accountant since
1972 and is a
member of the American Institute of Certified Public Accountants, the Pennsylvania
 Institute of Certified Public Accountants and the National Association of Certified
Valuation Analysts. Mr. Burkhart has practiced in public accounting since 1968, was a partner with Hinds, Lind, Miller & Co., Certified Public Accountants,
until 1995,
 involves working with construction and land development companies in the tax, accounting, and management services areas.

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

Robert A. Janusey is Vice President of Shiloh Industrial
Contractors, Inc., a
commercial and industrial contractor, which he co-founded in 1986. Mr. Janusey, who holds a BS in civil engineering from Geneva College, was also a project
manager for Chapman Corporation from 1980 to 1986, and a draftsman for Janusay &
Associates from 1976 to 1980.

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

Alexander H. Lindsay, Jr. is the President of the law firm of Lindsay,
Jackson & Martin, P.C. in Butler, Pennsylvania, where he specializes in litigation.  He is a former Butler County and Cranberry
Township solicitor.
From 1975 until 1980, he was an Assistant United States
Attorney for the
 Western District of Pennsylvania, and from 1977 until 1980 he was Chief of the Public Corruption Section of the United States
Attorney's Office in
Pittsburgh.  From 1972 to 1973 he was an Assistant
District Attorney for
Butler County. He is a 1968 graduate of Washington and Jefferson
College and a 1971 graduate of the University of Pittsburgh School of
Law.  Mr. Lindsay is a director of Southwest Bank.

Paul Voytik had been Chairman of the Corporation since January 1989,
 Chief Executive Officer from 1989 to 1998, and
 President of the Corporation
since February 1988. He was employed at Westinghouse Electric
Corporation for 29 years, 24 of which he served as
 an Engineering
Manager, until his retirement in November 1985.
Thereafter, he served
as a consultant to Westinghouse until 1986. In 1986 he became Vice
 President and a director of Piedmont Atlantic
Corporation, which
engaged in land development in Chapel Hill, North Carolina. He has over 35 years of experience in building, contracting, and land development.

George Wright had been Vice President of the Corporation since
February 1988 and Secretary Treasurer since
March 2001. He was
employed by Gulf Oil Corporation in Research and
 Development for
42 years until his retirement in February 1985.  At
 the time of his retirement,
he held the position of Director of Safety, Security
& Fire Prevention for a
95-acre research complex of Gulf Oil Corporation.

Darell Craig had been employed by the Corporation as Chief
Operating Officer since September 1991 and Chief Executive
Office
 since 1998.  A graduate of the University of Pittsburgh, Mr.
Craig has
 been a manager of land development and single and multi family home construction for over twenty years.

Lynn Hoffman-Kyle prior to being named Chief Financial
Officer
 in December 1997 was employed by the Corporation as Controller since 1988. A graduate of Pennsylvania State University,
 Ms. Hoffman-Kyle
 has held various accounting positions during the past twenty years.
 Ms. Hoffman-Kyle has agreed to serve as trustee of the two liquidating trusts which have been formed in connection with the final liquidation of
Company and Seven Fields PA.

The Company is not aware of any trustee, officer, or beneficial owner of more than ten percent of the Company Shares who failed to
file on a timely basis forms required by Section 16(a) of
 the Exchange
Act during the fiscal year ended October 31, 2001.



Item 10.  Executive Compensation

	The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the
Company's chief executive officer during each of the last three fiscal
years.  No officer or director of the Company, except as
 excess of
$100,000 during any of the last three fiscal years.

                  Summary Compensation Table
					   Long-term compensation         All
			   Annual compensation     Awards     Payouts Other
Name 					     Other  Restricted
and      Annual Stock  Options LTIP   compen principal	  Fiscal Salary Bonus  Comp.  Awards /SARs  payouts sation
position	  Year   ($)    ($)    ($)   ($)     (#)     ($)      ($)
(a)		  (b)    (c)    (d)    (e)   (f)     (g)     (h)      (i)
Paul Voytik   2001   38,685  29,600  0     N/A     0       N/A      0
(President    2000   58,461  0       0     N/A     0       N/A      0
and           1999   72,369  0       0     N/A     0       N/A      0
Board
Chairman)

Darell        2001   16,394  114,756 0     N/A     0       N/A      0
Craig         2000   82,445  59,917  0     N/A     0       N/A      0
(Chief        1999   82,445  47,193  0     N/A     0       N/A      0
Executive
Officer)


Pursuant to the terms of a Management and Administrative
Services
Agreement, the Company had reimbursed Seven Fields
Management for all
of its expenses related to the Company, including the costs incurred by Seven
 Fields PA and Seven Fields DEL, including director's fees, salaries, and costs related to shareholder services. Such reimbursement is in lieu of a trustee fee.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of October 31, 2001, regarding the amount and nature of ownership of Company
Shares by each
person known by the Company to be the beneficial owner of more than 5%
 of the outstanding Company Shares, by Seven Fields Management, the sole trustee of the Company, by each of the directors of Seven Fields
 Management,
and by all of such directors and the executive officers of the Company as a group.
  Each such individual has sole voting and investment power with respect to the shares listed except as otherwise indicated in the footnotes to the table.
Effective midnight October 31, 2001, all Company shares and all Seven
 Fields Management shares are deemed to be cancelled and the
Company and the Trustee is terminated and dissolved.









Percentage of
Name and Address of		  Amount and Nature of	Outstanding
Beneficial Owner (1)		  Beneficial Ownership	Company Shares
Seven Fields (DEL), Inc.        2,905,514             83
Seven Fields Management Company 0                     0
Paul Voytik                     2,905,514   (2)       83
Michael H. Burkhart             2,905,514   (2)       83
George K. Wright                2,905,514   (2)       83
Robert A. Janusey               2,905,514   (2)       83
Cheryl Kirchner                 2,905,514   (2)       83
Alexander Lindsay, Jr.          2,905,514   (2)       83
C. Thomas Burkett               2,905,514   (2)       83
All directors of the sole
trustee and Executive
officers of the Company
as a group (9 persons)          2,905,514             83


(1)	The address of each person is 2200 Garden Drive, Suite 200,
Mars, Pennsylvania 16046-7846.
(2)	Represents shares held by Seven Fields (DEL), Inc.,
of which
 the named person is a director and with respect to which
such person shares
 voting and investment power.
The following table sets forth information as of October 31,
2001
 regarding the amount and interest ownership of shares of common stock of Seven Fields PA by each of the directors of Seven Fields
Management, the
sole Trustee of the Company, and by all of such directors and executive officers of the Company as a group. Seven Fields PA is the sole shareholder of
 Seven Fields DEL, which owns approximately 83% of the outstanding Company shares listed except as otherwise indicated.  Effective midnight
October 31, 2001,
 all shares are deemed to be cancelled and Seven Fields PA was dissolved.

								Percentage of
Name and Address of	  Amount and Nature of	Outstanding
Beneficial Owner (1)	  Beneficial Ownership	Company Shares

Paul Voytik			  13,599.89 (2)          *
George K. Wright          14,173.63 (2)          *
Robert A. Janusey         257.18                 *
Cheryl Kirchner           1,183.61               *
Alexander Lindsay, Jr.                           0
Michael Burkhart                                 0
C. Thomas Burkett                                0
All directors of the
sole trustee and
executive officers
of the Company as
a group (9 persons)       29,214.31              1.0

*  Indicates ownership of less than 1% of the common
           (PA).
(1)The address of each person is 2200 Garden Drive, Suite 200, Mars, Pennsylvania 16046-7846.
(2)All shares held jointly with spouse.

Item 12.  Certain Relationships and Related Transactions
	None.

Item 13.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
No.		Description
2.1 Final Plan of Complete Liquidation and Dissolution
(Seven Fields Development Company)(7)
2.2		Final Plan of Complete Liquidation and Dissolution
(Seven Fields Management Company)(8)
2.3		Final Plan of Complete Liquidation and
Dissolution (Seven Fields (DEL)) (8)
2.4		Final Plan of Complete Liquidation and Dissolution
(Seven Fields Development (PA), Inc.) (8)
3.1		Deed of Trust of the Registrant (4)

3.2		By-Laws of the Registrant (4)

4.1		Excerpt of Amended Plan of Reorganization (1)

4.2		Specimen Certificate for shares of beneficial interest
in Registrant (4)

4.3		Specimen Note representing general
unsecured subordinated
debt of Registrant after separation of stock and debt (2)

4.4		Shareholder Protection Rights Agreement (3)

4.5		Amendment dated October 11, 1994 to Shareholder
Protection Rights Agreement (4)

10.1		Plan and Agreement of Merger between the Registrant
and Seven Fields Development Corporation (4)

10.2		Management and Administrative Services Agreement
dated April 30, 1995 (5)
10.3		Agreement with Hanna Holdings, Inc. for the sale
of the Company's
residential lots construction in progress and certain other assets dated
December 27,
1999 effective January 2, 2001. (6)
10.4		General Distribution and Assignment

10.5		Seven Fields Development Company Liquidating
Trust Agreement

27		Financial Data Schedule



(1)	Filed as exhibit to the Registrant's Registration Statement on Form 10
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

(5)		Filed as exhibit to the Registrant's Annual Report on
Form 10-K filed January 26, 1996 and incorporated
herein by reference.

(6)		Filed as exhibit to Seven Fields Development (PA),
Inc.'s Annual Report on Form 10-KSB filed January 28,
2001, and incorporated herein by reference.

(7)		Filed as exhibit to the Registrant's Current Report on
Form 8-K filed November 14, 2001 and incorporated
herein by reference.

(8)		Field as an exhibit to Seven Fields Development (PA),
Inc.'s Annual Report on Form 10-KSB filed January 28,
2002, and incorporated herein by reference.


(b)     Reports on Form 8-K.
Current report on Form 8-K filed November 14, 2001, reporting the adoption of the Final Plan of Liquidation and Dissolution of Seven Fields
Development Company.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	SEVEN FIELDS DEVELOPMENT
	  COMPANY


	By 	PAUL VOYTIK
		Paul Voytik
	             President

	Date:  January 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated as directors.

Signature


Title

Date

PAUL VOYTIK
Paul Voytik
President (Principal Executive Officer) and Director *

January 28, 2002
LYNN HOFFMAN-KYLE
Lynn Hoffman-Kyle
Chief Financial Officer (Principal Financial and Accounting Officer)

January 28, 2002
GEORGE K. WRIGHT
George K. Wright
Director *


January 28, 2002
ALEXANDER LINDSAY, JR.
Alexander Lindsay, Jr.
Director *


January 28, 2002
MICHAEL BURKHART
Michael Burkhart
Director *


January 28, 2002
* Directors of Seven Fields Management Company, the sole Trustee of the Registrant



SEVEN FIELDS DEVELOPMENT COMPANY
ITEM 13 (A) INDEX TO FINANCIAL STATEMENTS



																	    Page Reference

Independent Auditors' Report					F-1

Statements of Net Assets in Liquidation at
October 31, 2001 and October 31, 2000	 		F-2

Statement of Changes in Net Assets in Liquidation
for the Year Ended October 31, 2001				F-4

Statement of Operations and Changes in Net Assets
in Liquidation for the Year Ended October 31, 2000	F-5

Statements of Shareholders' Deficiency and Net
Assets in Liquidation for the Years Ended
October 31, 2001 and October 31, 2000			F-7

Statements of Cash Flows for the Years Ended
October 31, 2001 and October 31, 2000			F-8

Notes to Financial Statements					F-9




























                              Independent Auditors' Report



The Trustee and Shareholders
Seven Fields Development Company
Mars, PA

We have audited the accompanying statements of net assets in liquidation of Seven Fields Development Company (the "Company") as of October 31, 2001 and October 31, 2000 and the related statement of changes in net assets in liquidation for the year ended October 31, 2001, the statement of operations and changes in net assets in liquidation for the year ended October 31, 2000, and the statements of cash flows and shareholders' deficiency and net assets in liquidation for each of the two years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Company's evolution has progressed to the stage that complete liquidation and subsequent dissolution of the Company was imminent. As a result, the Company changed its basis of accounting from the going concern basis to the liquidation basis effective October 31, 2000, under which the financial statements reflect assets at net realizable amounts and liabilities at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Seven Fields Development Company at October 31, 2001 and October 31, 2000, and changes in net assets in liquidation for the year ended October 31, 2001 and results of its operations and changes in net assets in liquidation for the year ended October 31, 2000, and its cash flows for each of the two years in the period ended October 31, 2001.



O'Connor & Company

January 3, 2002
Sewickley, PA



                             SEVEN FIELDS DEVELOPMENT COMPANY
                          STATEMENTS OF NET ASSETS IN LIQUIDATION
                        AS OF OCTOBER 31, 2001 AND OCTOBER 31, 2000




                         	        ASSETS

                                                      OCTOBER 31, 2001
PRIOR TO
FINAL
DEEMED
LIQUIDATING	   FINAL
DISTRIBUTION   BALANCE 	OCTOBER 31,
NOTE 1 	   NOTE 1 	2000
Cash 						$ 1,605,763 $       -   $    10,078
Temporary investments, Note 7                   1,859,367

  Total Cash And
    Temporary Investments	$ 1,605,763		        1,869,445

Accounts and notes receivable,
    net of allowances of
      $12,268 in 2000		 1,066,353  		    641,426

Capitalized development costs,
  Notes 2,9                                                          600,000     		  3,304,043

Capitalized house construction
  costs, Notes 2,9    							  4,706,445

Prepaid expenses and deposits            66,416                 259,709

Property not currently under
  development, Notes 2, 9                                     2,355,000

Total Property, Buildings
  And Equipment                                                 459,573

Less Accumulated Depreciation                                  (324,290)


  Total Property, Buildings
    And Equipment, Net
      Of Accumulated Depreciation                               135,283

          Total Assets              $ 3,338,532             $13,271,351









See Notes to Financial Statements














                      SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENTS OF NET ASSETS IN LIQUIDATION
                 AS OF OCTOBER 31, 2001 AND OCTOBER 31, 2000

                  LIABILITIES AND NET ASSETS IN LIQUIDATION

                OCTOBER 31, 2001
PRIOR TO
FINAL DEEMED
LIQUIDATING	  FINAL
DISTRIBUTION  BALANCE  	OCTOBER 31,
 						NOTE 1 	  NOTE 1 	2000

LIABILITIES
Accrued estimated cost of
  Liquidation                       $   655,623   $ 0       $   760,000
Accounts payable and accrued
  Expenses                              141,124   $ 0           392,937
Accrued estimated costs related
  to developed lots and
   Buildings sold, Note 2               227,000   $ 0         1,599,719
Mortgages payable, Note 4                         $ 0            55,000
Customer deposits and advances                    $ 0           266,728
General unsecured debt -
  minority investors,
    Notes 1, 5, 8                       392,881   $ 0         1,734,094
General unsecured debt -
  Seven Fields (DEL) Inc.
   Notes 1, 5, 8                      1,921,904   $ 0         8,462,873
       Total Liabilities         $    3,338,532   $ 0     $  13,271,351

NET ASSETS IN LIQUIDATION

       Net Assets In Liquidation $            0   $ 0     $           0

See Notes To Financial Statements



SEVEN FIELDS DEVELOPMENT COMPANY
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
FOR THE YEAR ENDED OCTOBER 31, 2001

Net Assets in Liquidation October 31, 2000   	       $          0

Net Funds Provided from the Sale of
  Real Estate Assets                                     11,296,392

Net Funds Provided from the Sale of Equipment               135,283

Net Funds Used for Development and Construction
  Activities                                             (1,530,904)


Net Funds Used for the Reduction of Operating,
  Development and Liquidation Liabilities                (2,195,337)

Net Funds Used for the Repayment of Mortgages               (55,000)

Net Funds Distributed to the General
  Unsecured Debt Holders                                 (7,650,434)

Deemed Distribution to the General Unsecured
  Debt Holders of the Company's Remaining Net
    Assets (Transferred and Assigned to Seven
      Fields Development Company Liquidating
        Trust) on October  31, 2001                      (2,314,785)

Reduction of General Unsecured Debt Resulting
  from the Deemed Distribution of the Company's
    Remaining Net Assets on October 31, 2001              2,314,785

Liquidation Basis Adjustments:
  Adjust General Unsecured Debt to Fair Value:
            Minority Investors                               39,334
            Seven Fields (DEL), Inc.                        192,414

Adjust Other Assets and Liabilities to Fair Value          (231,748)

  Net Assets in Liquidation October 31, 2001             $        0



See Notes To Financial Statements



                SEVEN FIELDS DEVELOPMENT COMPANY
STATEMENT OF OPERATIONS AND CHANGES IN NET ASSETS IN LIQUIDATION
           FOR THE YEAR ENDED OCTOBER 31, 2000


Gross Revenue
Rental income                                   $         39,531
Fees and other operating income                           75,281
Water revenue                                              9,149
Developed lot and house sales                         15,545,924
Sale of water company, and office buildings            3,125,000
                                                      18,794,885

Costs and Expenses
Cost of developed lots and houses sold                12,504,644
Cost of water company and office buildings             1,826,639
Other operating expenses*                                276,053

General and Administrative expenses*                     914,862
Depreciation expense                                      73,698
                                                      15,595,896
     Operating Income                                  3,198,989

Interest Expense*                                              0
Interest Income                                           89,170

Income Before Provision For Income Taxes               3,288,159

Provision For Income Taxes, Note 6                     1,291,586

Net Income (Loss)                                 $    1,996,573

Shareholders' Deficiency November 1, 1999            (41,734,715)
Shareholders' Deficiency October 31, 2000,
  Prior to Liquidation Basis Adjustments             (39,738,142)

Liquidation Basis Adjustments:
     Adjust Unsecured Debt to Fair Value:
        Minority Investors                             6,805,356
        Seven Fields (DEL), Inc.                      33,216,732

     Accrued Estimated Cost of Liquidation              (760,000)

     Adjust Other Assets and Liabilities
       to Fair Value                                     476,054

    Net Assets In Liquidation                        $         0

Net Income Per Share, Basic and Diluted                     0.57

Weighted Average Number Of Shares                      3,484,392

*  See details on following page.

See Notes To Financial Statements



                 SEVEN FIELDS DEVELOPMENT COMPANY
                   STATEMENT OF OPERATIONS AND
          CHANGES IN NET ASSETS IN LIQUIDATION - CONTINUED
               DETAILS OF OTHER OPERATING EXPENSES,
      GENERAL AND ADMINISTRATIVE EXPENSES AND INTEREST EXPENSE
              FOR THE YEARS ENDED OCTOBER 31, 2000


                                                       2000
Other Operating Expenses
Payroll, payroll taxes and benefits              $         673,507
Repairs and maintenance                                    162,090
Utilities                                                   20,944
Insurance                                                  115,028
Property taxes                                               8,409
Other operating supplies and services                       65,696

     Total Other Operating Expenses                      1,045,674

     Less Expenses Capitalized to Development
       and Construction                                   (769,621)
     Net Other Operating Expenses                $         276,053

General And Administrative Expenses
Payroll, payroll taxes and benefits              $         462,544
Professional fees                                          129,269
Other general and administrative expenses                  368,649

    Total General and Administrative Expenses              960,462

    Less Expenses Capitalized to Development and
          Construction                                     (45,600)

    Net General and Administrative Expenses      $         914,862

Interest Expense
Total Interest Expense                           $           7,792

Less Interest Capitalized to Development and
     House Construction                                     (7,792)

         Net Interest Expense                    $               0


See Notes To Financial Statements


                SEVEN FIELDS DEVELOPMENT COMPANY
      STATEMENTS OF SHAREHOLDERS' DEFICIENCY AND NET ASSETS
 IN LIQUIDATION FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000

                                 Share-
                                 holders       Retained
                                 Deficit       Earnings
                                 As Of         Since        Total
                     Beneficial  November 7,   November 7,  Shareholders'
                     Interests   1987          1987         Deficiency

Balance
 October 31,1999   $ 3,484,392 $(52,235,399)  $ 7,016,292 $(41,734,715)

Net Income - Year
 ended October 31,
  2000                        0            0    1,996,573    1,996,573

Balance October 31,
  2000, Prior to
    Liquidation
     Adjustments      3,484,392  (52,235,399)   9,012,865  (39,738,142)

Liquidation Basis
  Adjustments:

   Adjust Unsecured
    Debt to Fair
      Value:

   Minority Investors              6,805,356                   6,805,356
   Seven Fields
     (DEL), Inc.                  33,216,732                  33,216,732

Accrued Estimated
  Cost of Liquidation               (760,000)                   (760,000)

Adjust Other Assets
  and Liabilities
    to Fair Value                               476,054        476,054

Reclassify Components
 of Shareholders'
   Deficiency to Net
    Assets in
     Liquidation      (3,484,392)  12,213,311 (8,728,919)            0


 Net Assets In
 Liquidation -
  October 31, 2001  $          0 $         0  $        0       $      0

Adjust Unsecured
 Debt to Fair
  Value:
Minority Investors                                             $ 39,334
Seven Fields
  (DEL), Inc.                                                   192,414

Adjust Other
Assets and
Liabilities
to Fair Value                                                 (231,748)

Net Asset in
Liquidation -
October 31, 2001         $         $           $              $


See Notes To Financial Statements


                 SEVEN FIELDS DEVELOPMENT COMPANY
                     STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED OCTOBER 31, 2001
                      AND OCTOBER 31, 2000

                                               October 31, 2001
                                        DEEMED      PRIOR TO
                                        DISTRI-     FINAL
                                        BUTION      DEEMED
                                        TO          LIQUID-
                                        LIQUID-     ATING    OCTOBER
                                        ATING       DISTRI-  31
                                        TRUST       BUTION   2000

Cash Flows From Operating Activities
Net Income prior to liquidation
  Adjustments                                    $          $ 1,996,573
Liquidation adjustments to net assets            (231,748)    (283,946)
Provision for deferred income taxes                           1,284,232
Depreciation                                                     73,698
Capitalized development costs
  incurred, at fair value                        (193,346)  (2,867,661)
Capitalized house construction
  costs incurred                               (1,337,558) (10,084,800)
Cost of lots and houses sold                   11,296,392   12,491,048
Changes in other assets
  and liabilities:

   Other assets                                  (231,634)    (719,602)
   Accounts payable, accrued
   expense & other liabilities                   (518,541)

   Accrued estimated development
    Costs                                      (1,372,719)      50,218
   Accrued estimated liquidation
     Expenses                                    (104,377)     760,000
         Net Cash Flows Provided
         By Operating Activities                7,306,469    2,699,760

Cash Flows From Investing
  Activities
Additions to property, buildings
  and equipment                                               (51,055)
Payments on notes receivable                                  391,348
Sale of property, buildings,
  and equipment                                   135,283    1,805,128
      Total Cash Flows Provided
       By Investing Activities                    135,283    2,145,421

Cash Flows From Financing
  Activities
Deemed distribution of
  remaining net assets to
  liquidating trust at
  October 31, 2001 as a
  partial repayment of
  general unsecured debts
  as follows:

Assignment of accounts,
  notes & escrow proceeds
   receivable                   1,066,353
Transfer of remaining real
  estate parcels                  600,000
Assignment of prepaid
  insurance & corporate
    tax refunds                    66,416
Transfer of obligation
  for accounts payable
   & accrued expenses            (141,124)
Transfer obligation for
  estimated accrued
   liquidation costs             (655,623)
Transfer of obligation
 for estimated development
  costs                          (227,000)
Transfer of obligation,
  to the extent net assets
   are available, for the
    repayment of the general
      unsecured debt:

    Minority investors
     (at estimated
       liquidation value)        (392,881)

Seven Fields (DEL),Inc.
 (at estimated liquidation value)(1,921,904)


Repayment of general unsecured
  Debt                                          (7,650,424) (3,326,277)
Repayment of loans and
  mortgages payable                                (55,000)   (899,470)
    Total Cash Flows Used
      in Financing Activities    (1,605,763)    (7,705,434) (4,225,747)

Net Increase (Decrease) In Cash
  And Temporary Investments      (1,605,763)      (263,682)    619,434
Cash And Temporary Investments,
  Beginning of Period             1,605,763      1,869,445   1,250,011
Cash And Temporary Investments,
  Balance prior to deemed
    Distribution                          0    $ 1,605,763 $ 1,869,445
Cash And Temporary Investments
  at October 31, 2001                     0

Interest Paid And Included
  in Capitalized Development                               $     7,792
Income Taxes Paid                                          $     7,354

Supplemental Schedule Of Non-Cash
 Investing And Financing Activities:
Liquidation adjustment to
  reduce general unsecured debt
    to fair value                                (231,748)$(40,022,088)
Liquidation adjustment to
  shareholders' deficiency
   To reflect fair value of net
     assets in liquidation                     $  231,748 $ 40,022,088
See Notes To Financial Statements








SEVEN FIELDS DEVELOPMENT COMPANY
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2001 AND 2000



Note 1  Organization And Business

Merger And Restructuring
Seven Fields Development Company, a Pennsylvania
Business Trust (the "Company"), is the successor by merger to Seven Fields Development Corporation (the "Corporation"), effective April 30, 1995. Use of the term "Company" hereinafter refers to Seven Fields Development Corporation from November
7, 1987 through April 30, 1995 and Seven Fields Development Company thereafter. In the merger agreement, the Company succeeded to all of the assets, liabilities and historical operations of the Corporation, and the Company was to continue the business of the Corporation, which ceased to exist as a separate corporate entity upon consummation of the merger.

The above described merger was a component of a
 comprehensive restructuring of the Corporation pursuant to which approximately 83% of its shareholders and debt-holders ("Investors") exchanged their stock and debt ("Company Debt") for the common stock of a newly formed holding company - Seven
 Fields Development (PA), Inc. ("Seven Fields PA"). As a result of this restructuring, Seven Fields PA held 83% of the stock and debt of the Company through a wholly owned subsidiary, Seven
Fields (DEL), Inc.

Organization Structure, Management, And Objectives
The Company was formed for the purpose of merging with
 the Corporation and thereafter carrying on the business of the Corporation with the objective of maximizing the value of its assets and effecting a dissolution and complete liquidation of its business assets and affairs as soon as practicable. Such liquidation was expected to occur over an extended period of time, as its assets were sold and developed in a manner designed to maximize distributions to the Investors as defined below. As more fully described below, except for two remaining commercial parcels, with consummation of the sale of its remaining residential properties on January 2, 2001, the Company had developed and disposed of all of its operating assets at October 31, 2000.

The sole trustee of the Company is Seven Fields Management, Company (Seven Fields Management) which is also a wholly owned subsidiary of Seven Fields PA. The directors and officers of Seven
 Fields Management were the same persons who were the directors and officers of the Corporation. The executive officers of the Company were the same persons who were the executive officers of the Corporation.

The Company as survivor of the merger, remains subject to
 the Bankruptcy Plan under which the Corporation commenced operations on November 7, 1987, as is more fully described below.

Business And Operations
The Company's major activities prior to January 2, 2001, were the development of its undeveloped property located in Seven
 Fields Borough, Butler County, PA, and prior to November 1999, operation of the municipal water service in Seven Fields Borough.
 Prior to January 1998, the Company also rented townhouses located in Seven Fields Borough. Since 1987, the Company sold these townhouses (originally 237) as individual residences and in January 1998 sold the remaining 65 townhouses in a bulk sale.
All of these activities focused on the single goal of maximizing the assets of the Company and ultimately distributing such assets to its Investors in complete liquidation at the earliest appropriate time.









SEVEN FIELDS DEVELOPMENT COMPANY
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2001 AND 2000
(CONTINUED)



Note 1  Continued
Since the bankruptcy Reorganization in 1987, the Company sold four rental properties, repaid five million dollars of debt other than Company Debt, and returned approximately $26 million to its
 Investors through debt repayments, including the final deemed distribution of $2.3 million on October 31, 2001.

Liquidation Plan
On January 2, 2001 the company consummated the sale of all of its remaining residential properties at Seven Fields, Butler
 County, Pennsylvania and Nevillewood, Allegheny County,
 Pennsylvania to Hanna Holdings, Inc. ("HANNA").

Effective January 2, 2001, with the consummation of the sale of its residential real estate assets to HANNA, the Company ceased all operating activities. All of its employees except certain officers and board members terminated their employment with the Company. All former employees of the Company at the time of this sale were offered and most accepted employment with HANNA.

The above described sale of these remaining residential
 realty assets effectively concludes fourteen years of development, construction, and disposal followed by repayment of the Company's general unsecured debt with the proceeds of such sales.

With the conclusion of the HANNA sale the Company's principal assets consisted of cash and temporary investments which it intended, except for amounts required to be withheld for meeting its other liabilities and the estimated expenses of liquidation and dissolution, to distribute to the holders of its general unsecured debt, and two remaining commercial parcels that it expected to sell during 2001.

At October 31, 2001, one of the remaining commercial parcels and an 8-acre undeveloped residential parcel were closed into escrow.

As required by the terms of its sales agreement the buyer
 failed to close on the remaining commercial parcel and he has requested additional time to evaluate the economic feasibility of his intended use of the property. Subsequent to October 31, 2001, the proceeds of the two sales closed into escrow were released to the Company's Liquidating Trust. The likelihood and timing of the sale of the one remaining commercial parcel is not determinable at October
 31, 2001.

Because of the bulk sale of the residential properties to HANNA, an agreement with Seven Fields Borough for the assumption of many of the Company's residual developer's obligations, the passing of the one year warranty period, on the houses the Company sold, and the completion of all significant development projects minimal known development and construction requirements remain at October 31, 2001.

The Company's trustee approved a plan to desolve the
 Company effective October 29, 2001 and liquidate the Company's remaining assets on October 31, 2001.

Dissolution
On October 29, 2001, the Board of Directors of Seven
 Fields Management Company, the sole trustee of Seven Fields
Development Company, approved the dissolution and liquidation of Seven Fields Development Company, and the creation of the Seven Fields Development Company Liquidating Trust.




SEVEN FIELDS DEVELOPMENT COMPANY
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2001 AND 2000
(CONTINUED)



Note 1  Continued
These actions represent a continued execution of the Company's mission which commenced upon its reorganization in bankruptcy in 1987 and was confirmed as a part of the organizational restructuring in 1995 to return to the Company's investors as much of their investment as soon as possible.

On October 31, 2001, the Company's remaining net assets (defined as the fair value of all assets minus the estimated settlement amount of all known liabilities) were deemed to have been distributed to the Company's investors
 (holders of the Company's general unsecured debt).

As part of the legal process of winding up the business affairs of the Company, Seven Fields Liquidating Trust was formed to facilitate the realization of all assets and the settlement of remaining liabilities of the Company. With the creation of the Liquidating Trust, a trustee was appointed, and the Company's
 Trustee (Seven Fields Management Company) resigned, and was also liquidated and dissolved, as part of a comprehensive
Plan of Liquidation of the Company's parent Seven Fields (PA), Inc.

On October 31, 2001, assets having a fair value of $3,338,532 were transferred to the liquidating trust. The estimated settlement amount of liabilities of the Company excluding amounts owed the investors was $1,023,747 and the balance $2,314,785 is expected to be paid by the liquidating trust to its beneficiaries - investors of the Company's general unsecured debt no later than the date the liquidating trust is terminated which is expected to be in approximately three years. Any future adjustments to the fair value of the Company's assets or the estimated settlement amount of its liabilities will result in an identical change to the amount available to distribute to the liquidating trusts' beneficiaries.

Subsequent to October 31, 2001 on November 30, 2001, the liquidating trust distributed $1,323,000 to the beneficiaries of net the assets of $2,314,785 transferred to the liquidating trust. After three years, if any assets remain after settling the Company's liabilities to non-beneficiaries (non-Investors) any remaining net assets will be distributed to the beneficiaries (former general unsecured debt holders of the Company).

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

SEVEN FIELDS DEVELOPMENT COMPANY
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2001 AND 2000
(CONTINUED)


Note 1  Continued

The Plan of Reorganization and The Company Subsequent To
November 7, 1987
The Plan transferred 100% ownership of the Debtors from the four former stockholders to the more than 2,600 Investors, merged the
 Debtors into the Company, removed the former shareholders from , and required the repayment in full all debt secured to the creditors on the same terms then in existence. The Plan also, despite assets with a market value far less than the obligation of the Company to the Investors, did not reduce the face amount of the Company's obligation to those Investors. The liability to the Investors, representing 95% of the Investors' claims, remained a general unsecured debt of the Company and the Company waived discharge of such debt. These non-discharged debts are subordinated to any existing liens and priorities and any future secured debt, and the claimant-creditor, his heirs, assigns or successors may not file suit or take any judgment, or undertake any collection activities.

The general, unsecured debt issued to the Investors bears no interest and is subordinate to existing and future secured debt of the
 Company. As indicated above, the Plan specified that this debt would be paid as soon as possible. Since the Company at October 31, 2000 could reasonably estimate total funds which would be available to distribute to the holders of its general unsecured debt, the Company has reduced its general unsecured debt by $40,022,088 to $10,196,967 in accordance with its adoption of the liquidation basis of accounting at October 31, 2000. During 2001, the debt was reduced by an additional $231,748 as a result of a valuation adjustment to the remaining commercial parcel. Upon liquidation, payment of this general, unsecured debt ranks behind payment of existing and future secured debt of the Company but before payment to holders of Company Shares.

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


Note 2  Summary Of Significant Accounting Policies

Basis of Accounting
As a result of the imminency of complete liquidation, the Company adopted the liquidation basis of accounting effective October 31, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company seems imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable values and liabilities at estimated settlement amounts under liquidation basis accounting on
 October 31, 2000, the Company recorded the following adjustments
(1) recorded estimated net profit from the sale of the remaining residential real estate to HANNA and the two remaining commercial parcels in the amount of $476,054, (2) recorded the estimated cost of liquidation and dissolution in the amount of $760,000, (3) recorded a net reduction in the Company's general unsecured debt of $40,022,088 to reflect the total residual amount of funds available for final partial repayment of such debt. During 2001 the fair value of the Company's commercial property and settlement amount of general unsecured debt were each reduced by $231,748.


SEVEN FIELDS DEVELOPMENT COMPANY
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2001 AND 2000
(CONTINUED)


Additionally, during the fiscal years preceding the adoption of liquidation basis accounting, the Company has attempted to estimate and accrue for obligations related to its responsibilities to various governmental agencies and others relating to its activities as a developer and home builder.

Effective October 31, 2001, the Company ceased to exist and all remaining assets were deemed to have been distributed to its Investors (holders of the general unsecured debt) via transfer of these assets subject to its liabilities to
Seven Fields Development Company Liquidating Trust.

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

Use Of Estimates
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported at the date of the financial statements for assets, liabilities, revenues and expenses and disclosure of contingencies. Actual results could differ from those estimates.
  In recording the liquidation adjustments upon adoption of liquidation accounting on October 31, 2000, management made significant estimates related to the disposition of the Company's remaining properties, the settlement amount of its liabilities and the costs to be incurred until dissolution.

The Following Significant Accounting Policies Were
 In Effect Prior To The Adoption of Liquidation Accounting.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments, not otherwise restricted, with a maturity of three months or less at the time of purchase to be cash equivalents.

Fixed Assets and Depreciation
All of the Company's remaining fixed assets were sold as a part of the HANNA transaction on January 2, 2001.
 The Company used straight line and accelerated methods of depreciating its fixed assets over estimated useful lives o f 5 and 7 years.

SEVEN FIELDS DEVELOPMENT COMPANY
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2001 AND 2000
(CONTINUED)


Development Costs and Other Capitalized Costs
It is the Company's policy to capitalize all material costs related to the development of its property. Costs, including but not limited to legal, engineering, planning and construction, which are specifically identifiable to each phase, are capitalized to the individual phase, and costs which are incurred which benefit all phases being developed or to be developed in the future are allocated to those phases.
  Costs that are included in the general and administrative cost center and directly related to development activities are capitalized to the development phases under construction uring the period. Material interest costs, are capitalized during the construction period of each phase based on the average interest rate of the Company's outstanding debt.
The full cost of construction, including overhead, and construction period interest of completed and partially completed houses, has been capitalized.

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


Note 3  Commitments, Contingencies and Litigation
Litigation
The Company has concluded all litigation with the former majority shareholder of the Debtors as a result of a settlement that was finalized in November 1995. The
Company is the defendant in several personal injury
 lawsuits against which it and its insurance carriers are vigorously defending. The Company does not believe it has any significant financial exposure under any of these claims.

Commitments and Contingencies Related to
Cessation of Operations
Under terms of its agreement of sale for its
 remaining residential real estate assets to HANNA, HANNA has assumed certain of the Company's development obligations to the Borough and homeowners.
 However, the Company will remain contingently liable on other obligations normally associated with the development and construction of real estate. The
Company's management has estimated and accrued for all known activities required of it to fulfill its obligations.


SEVEN FIELDS DEVELOPMENT COMPANY
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2001 AND 2000
(CONTINUED)


Note 4  Mortgages Payable
The Company granted mortgages totaling $55,000 on two lots it purchased at Nevillewood. These loans bear interest at Prime plus 1%, and are repayable upon sale of the lots upon which the Company is presently building homes.
 These loans were repaid in December 2000.

Note 5  Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of financial instruments at October 31,
 2000, and prior to the final deemed distribution at October 31, 2001.

Cash and temporary investments: The carrying amount reported in the statement of net assets in liquidation for cash and temporary investments approximate fair value.

Accounts and notes receivable, deposits, and accounts
 payable: The carrying amounts of these assets and liabilities in the statement of net assets in liquidation approximate fair value.

General unsecured debt - minority investors and general unsecured debt - Seven Fields (DEL) Inc.: The carrying amount of general unsecured debt - minority investors and general unsecured debt - Seven Fields (DEL) Inc. prior to its adjustment to its estimated settlement amount upon adoption of liquidation accounting at October
 31, 2000 was materially in excess the fair value of these financial instruments. As more fully described in Notes 1 and 8, the general unsecured debt is non-interest bearing, has no maturity date, and legal action by the debt holder to collect is precluded. Furthermore, since the Company emerged from bankruptcy proceedings in 1987
, there have been no known sales of the debt in the open market.
The amount of this debt which was ultimately repaid, and the timing of such repayment, was totally dependent upon the Company's success in developing its property and liquidating and distributing the proceeds from sales of its assets to the debt-holders. Consequently, this debt was more characteristic of an equity instrument having a preference upon liquidation, bears no interest or dividend rate, has no fixed cash stream, or maturity date.
 Because of these factors, it was not practicable to determine the fair value of the general unsecured debt prior to October 31, 2000
 . During fiscal 2000, upon the sale by the Company of all of its commercial properties except two parcels and its agreement to sell its remaining residential real estate to HANNA, the Company's management has been able to reasonably estimate the funds that would be available for distribution to the holders of its general unsecured debt. Concurrently with the adoption of liquidation basis accounting the Company recorded a total adjustment of $40,022,088 so as to reduce its general unsecured debt to minority investors to $1,734,094 and to Seven fields (DEL), Inc.
to $8,462,873. And in 2001 as a result of recording a valuation allowance on its remaining commercial parcel an additional
$231,748 reduction was recorded.


Note 6  Income Taxes
The Company recognized deferred tax assets of $4,080,000 on November 1, 1993, as a result of adopting Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting For Income Taxes".
The net deferred tax asset of $4,080,000 was a result of a higher tax basis of the Company's assets than the basis recognized for financial reporting purposes at the time of reorganization. Recognition of this deferred tax asset reduced the Shareholders' Deficit created at reorganization.




SEVEN FIELDS DEVELOPMENT COMPANY
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2001 AND 2000
(CONTINUED)

As of October 31, 2001, the Company had federal and state net operating loss carry forwards for tax purposes which, if not utilized, expire as follows:

                 October 31,      Federal          State
                 2003             $   1,596,208
2004             3,911,434
                 2005                 4,605,975
                 2006                   626,911
                 2007                   870,453
                 2008                 3,892,382
                 2009                 1,202,522    $     205,437
                 2010                 1,125,160
                 2011                   436,732        1,809,956
                 2018                   795,935
                 2019                    32,581
                 2021                 1,809,956

                                  $  21,606,249    $   2,015,393

For Pennsylvania income tax purposes, net operating losses generated in fiscal 1996 and thereafter may be carried over for ten years.

Because the Company has been fully liquidated and dissolved as of October 31, 2001 all of its remaining tax attributes including net operating loss carry forwards, and the excess of the tax basis of assets over the financial reporting basis are eliminated.

Adoption of SFAS No. 109 permitted the Company to recognize deferred tax assets substantially equivalent to the estimated tax benefits to be derived from the excess of the tax basis of the Company's assets at reorganization over the asset amounts used for financial reporting purposes.
Prior to the adoption of liquidation accounting the Company had also estimated the extent to which the deferred tax assets should be reduced by a valuation allowance so that the assets would not be carried in excess of estimated realizable value.

The net realizability of the deferred income tax assets was re-evaluated periodically, because the Company's ability to utilize its deferred tax assets was limited by its ability to generate sufficient pre-tax income in the future prior to its complete liquidation, which was limited by the total property which the Company had available to develop. In 2000 the Company increased the deferred tax valuation allowance so as to reduce its net deferred tax assets to amounts which would not exceed utilization of such assets based on its property which remained to be sold.

At October 31, 2000, the significant components of the Company's deferred tax assets were as follows:

                                  Federal        State        Total

Tax over financial reporting
  basis of assets
    Originating at reorganization $    395,316   $    129,045 $    524,361
Net operating loss carry forwards
  resulting
    From the utilization of
      the higher tax basis
       Of assets since
         Rreorganizatio              6,739,593        20,523     6,760,116
Potential tax benefit at
  October 31, 2000                $  7,134,909   $   149,568  $  7,284,477
Valuation allowance - Reduction
  for estimated
   Unutilized deferred tax
     Assets                       $  7,134,909   $   149,568  $  7,284,477
Net Deferred Tax Assets           $          0   $         0  $          0

                   SEVEN FIELDS DEVELOPMENT COMPANY
                    NOTES TO FINANCIAL STATEMENTS
                      OCTOBER 31, 2001 AND 2000
(CONTINUED)

Significant components of the provision for income
taxes are as follows:
 October 31,   Deferred                          2000

Federal                           $   968,184
State                                 316,048
  Provision For Income Taxes
   (Deferred)                     $ 1,284,232
Current
  Federal Alternative Minimum
    Tax                           $     7,354

A reconciliation of income taxes with the amounts, which would result from applying the US statutory rate, follows:
2886:


                                  October 31,
                                  2000

Tax at U.S. Statutory Rate        $1,117,974
U.S. Alternative Minimum Tax           7,354
State Income Taxes Net of
  Federal Benefit                    142,660
Increase in Valuation Allowance       23,598
  Provision For Income Taxes      $1,291,586


The Company will file its final federal and state income tax returns for the year ended October 31, 2001. Upon filing these returns all of the Company's tax attributes (primarily net operating loss carry forwards and the excess of the tax basis of assets over the financial reporting basis of those assets) will be eliminated because of the Company's complete liquidation and dissolution.


Note 7  Temporary Investments
Temporary investments at October 31, 2000 consisted of $1,859,367 invested in PNC Bank's PNC Investment Short Term Common Trust Fund. The underlying securities which consist of US Treasury and US Government Agency obligations and repurchase agreements relating to such obligations have average maturities of 20 to 60 days. The proceeds are deposited automatically to the Company's operating account as needed. Cost and market value of temporary investments are identical to each other at October 31, 2000.

Note 8  Capital Stock and Subordinated Debt
The Company, at the time of its bankruptcy reorganization
 on November 7, 1987, as prescribed by the Plan, issued to the Investors certificates intended to represent shares of common stock and general, unsecured debt of the Company. The certificates representing the shares state (a) the number of shares issued,
(b) total amount of the Investor's claim and (c) the amount of such claim as represented by the shares and the undischarged indebtedness owed to Investors by the Company. The certificates also have the following statement printed thereon: "The equity and debt interests represented hereby are not severable." The Board of
Directors of the Company, on August 25, 1989, passed a resolution that provided that the shares and the debt held by each Investor shall be severable and separately transferable.






SEVEN FIELDS DEVELOPMENT COMPANY
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2001 AND 2000
(CONTINUED)



Note 8  Capital Stock and Subordinated Debt - Continued

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







SEVEN FIELDS DEVELOPMENT COMPANY
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2001 AND 2000
(CONTINUED)






Note 9  Capitalized Development Costs, House Construction Costs,
PUC Regulated Water Costs and Property Held for Investment and Future
Development
The Company has incurred substantial costs in continuing the development of certain of its property located at Seven Fields, Butler County, PA. The Company's development and house construction activities for the years ended October 31, 2001 and October 31, 2000 are summarized below for each of the areas of significant activity.


                 SEVEN FIELDS DEVELOPMENT COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                    OCTOBER 31, 2001 AND 2000
                         (CONTINUED)

Note 9 (Continued)
The following information summarizes development activities for 2001.



                      Subtantially
                      Completed

                      Sub-
                      Divisions  North    George-   North       Haw-
                      South of   Ridge    towne     Ridge       thorne
                      Rte 228    Manor    Manor     Estates     Commons

Total Acres           125        17       15        129         24
Total Lots            277        45       117       195         96
Unsold Lots           1

Balance
  October 31, 2000    $ 0        $42,402  $639,151  $1,539,124  $1,083,366

2001 Costs
  Capitalized:

Reclassify Land
  Costs
Selling, Engineering
  & Supervision
Excavation &
  Construction                             15,465

Overhead Allocated
Interest
Total Accumulated
  Costs                           42,402  654,616    1,539,124   1,083,366

Less Cost of Lots
  & Houses Sold                   42,402  654,616    1,539,124   1,083,366

Balance October 31,
  2001 at Cost           $     0 $     0 $      0   $        0  $        0

Adjustments to Fair
  Market Value to
   Reflect Liquidation
     Accounting
Balance October 31,
  2001 Adjusted
    To Fair Market
      Value


Unutilized
Parcels                       Houses                      Total
90



$   2,355,000                 $  4,706,445                $  10,365,488




                                 1,337,558                    1,353,023



    2,355,000                    6,044,003                   11,718,511

    1,523,252                    6,044,003                   10,886,763

$     831,748                 $          0                $     831,748


     (231,748)                           -                    (231,748)

$     600,000                 $          -                $     600,000




              SEVEN FIELDS DEVELOPMENT COMPANY
                NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 2001 AND 2000
                         (CONTINUED)

Note 9 (Continued)
The following information summarizes development activities for 2000.


                     Substan-
                     tially
                     Completed
                     Sub-
                     Divisions North     George-  North        Haw-
                     South of  Ridge     towne    Ridge        thorne
                     Route 228 Manor     Manor    Estates      Commons

Total Acres          125       17        15       129          24
Total Lots           277       45        117      195          96
Unsold Lots          1         2         44       56           46

Balance October
  31, 1999           $ 0       $144,828 $646,687 $1,235,696  $1,610,367

2000 Costs
  Capitalized:
Reclassify Land
  Costs                0              0         0          0         0
Selling, Engineering
  & Supervision        0         11,518    28,944     85,098    63,709
Excavation &
  Construction         0          5,406   185,208  1,453,360    18,556
Overhead Allocated     0              0     9,600      9,600         0
Interest               0              0         0        492         0
Total Accumulated
  Costs                0        161,752   870,439  2,784,246 1,692,632

Less Cost of Lots
  & Houses Sold        0        119,350   231,288  1,305,272   609,266

Balance October 31,
  2000 at Cost      $  0        $42,402  $639,151 $1,478,974 $1,083,366

Adjustments to
  Fair Market
  Value to
  Reflect
  Liquidation
  Accounting            0             0          0    60,150         0
Balance October
  31, 2000
  Adjusted To
  Fair Market
  Value              $  0       $42,402  $639,151 $1,539,124 $1,083,366

Classification
  of Costs:

Capitalized
  Development
    Costs            $  0       $42,402  $639,151 $1,539,124 $1,083,366
Capitalized House
  Construction
   Costs
Property Not
  Currently Under
    Development         0             0          0          0         0

Total Capitalized
  Costs              $  0       $42,402  $639,151 $1,539,124 $1,083,366




Commercial Commercial
Parcels    Parcels
South of   North of  Unutilized  Water    Office
Route 228  Route 228 Parcels     Service  Buildings  Houses      Total
47         22        90          0        6
12         8         0           0        0
0          2         0           0        0

$192,981 $   0    $2,394,290 $381,773 $1,779,101$3,583,992 $11,969,715
         441,504    (441,504)
  31,144 102,151     116,138                       962,828   1,401,530
         122,035     122,248                     8,968,711  10,875,524
   4,000   8,000      14,400                       164,000     209,600
                                                     3,104       3,596
 228,125 673,690   2,205,572  381,773  1,779,101 13,682,635  24,459,965

228,125  673,690     361,710  381,773  1,779,101  8,976,190  14,665,765

$     0 $      0  $1,843,862 $      0 $        0 $4,706,445 $ 9,794,200

                     511,138                                    571,288

$     0 $      0  $2,355,000 $      0 $        0 $4,706,445 $10,365,488

                                                              3,304,043

                                                  4,706,445   4,706,445

                  2,355,000                                   2,355,000

$     0 $      0 $2,355,000 $      0 $        0  $4,706,445 $10,365,488








                SEVEN FIELDS DEVELOPMENT COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                  OCTOBER 31, 2001 AND 2000
                       (CONTINUED)

Note 10  Business Segment Information

       For The Year Ended October 31, 2000    (000's)


                                                 Development,
                                   Rental &      Construction
                                   General       & PUC
                                   Operations    Activities     Total
Gross Operating Revenue            $     115    $    18,680   $  18,795

Costs & Operating Expenses                22         15,500       15,522
Depreciation Expense                      19             55          74

Operating Income (Loss)                   74          3,125       3,199

Total Identifiable Assets              2,058         11,213      13,271

Capital Expenditures               $       0    $        51   $      51

Since the Company adopted liquidation accounting at October 31, 2000, no distinct business segments exist thereafter.


Note 11  Concentration of Credit Risks
From time to time the Company maintains cash deposits with its principal bank in excess of the FDIC insured limits.


Note 12  Environmental Matters
The Company knows of no environmental risks associated with its properties and operations.


Note 13  Related Party Transactions
Several of the directors of Seven Fields PA provided the Company with certain legal and professional services and were paid amounts totaling less than $10,000 in 2000 and 2001. One of the Directors of Seven Fields PA has also purchased six of its Georgetown Manor Townhouses at established prices in December
 2000.